Form 10QSB
period 2007-06-30
YAFARM TECHNOLOGIES, INC.
filed 2007-08-14
CIK 1390329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission file number 000-52739

YAFARM TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5156305 (I.R.S. Employer Identification No.)
197 Route 18 South, Suite 3000, PMB 4157 East Brunswick, NJ (Address of principal executive offices)	08816 (Zip Code)

Issuer’s telephone number, including area code (732) 658-4280

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ NoX .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes __  No __ .

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 9, 2007, there were 10,000,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes ___ No   X

YAFARM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 Financial Statements (Unaudited)

YAFARM TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
As of June 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$16,164
Accounts Receivable	5,000
Deferred tax asset	2,151
Total Current Assets	23,315

Fixed Assets
Computer equipment	3,308
Accumulated depreciation	(1,798)
Total Fixed Assets	1,510

Total Assets	24,825

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Accrued expenses and other payables	1,114
Total Current Liabilities	1,114
Long Term Liabilities
Deferred tax liability	27
Total Long Term Liabilities	27

Total Liabilities	1,141

Stockholders' Equity
Preferred stock -- 10,000,000 shares authorized having a par value of $.001 per share; 0 shares issued and outstanding	0

Common stock -- 100,000,000 shares authorized having a par value of $.001 per share; 10,000,000 shares issued and outstanding	10,000
Additional paid-in capital	26,188
Retained earnings (deficit)	(12,504)
Total Stockholders' Equity	23,684

Total Liabilities and Stockholders' Equity	$24,825

The accompanying notes are an integral part of these financial statements

YAFARM TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	June 30	June 30	June 30	June 30
	2007	2006	2007	2006

Revenues, net of discounts	$6,092	$6,818	$6,734	$10,743
Operating Expenses	15,496	2,560	20,122	7,617
Net Income (Loss) from Operations	(9,404)	4,258	(13,388)	3,126
Other Income (Expense):
Other Expenses	0	0	0	0
Total Other Income (Expense)	0	0	0	0
Net Income (Loss) before taxes	(9,404)	4,258	(13,388)	3,126
Provision for Income Taxes (Benefit)	(1,413)	0	(2,011)	0
Net Income (Loss)	$(7,991)	$4,258	$(11,377)	$3,126

Income (Loss) Per Share -
Basic and Diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted Average Shares Outstanding -
Basic and Diluted	10,000,000	1,000,000	9,912,701	1,000,000

The accompanying notes are an integral part of these financial statements

YAFARM TECHNOLOGIES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30	June 30
	2007	2006
Cash Flows From Operating Activities
Net Income (Loss)	$(11,377)	$3,126
Adjustments to reconcile net income (loss)
to net cash from operating activities:
Depreciation and Amortization	116	147
(Increase)/Decrease-Receivables	(5,000)	0
(Increase)/Decrease-Prepaid Expenses	14,300	0
(Increase)/Decrease-Deferred Taxes	(2,011)	0
Increase/(Decrease)-Accrued Expenses	(1,830)	0
Increase/(Decrease)-Related Party Payables	(16,099)	0
Net Cash From Operating Activities	(21,901)	3,273

Cash Flows From Investing Activities
Purchase of equipment	(1,184)	0
Net Cash From Investing Activities	(1,184)	0

Cash Flows From Financing Activities
Issuance of Common Stock	40,400	0
Professional Fees related to stock offering	(36,867)	0
Distributions to shareholders	0	(4,641)
Net Cash From Financing Activities	3,533	(4,641)

Net Increase (Decrease) in Cash	(19,552)	(1,368)
Beginning Cash Balance	35,716	9,425
Ending Cash Balance	$16,164	$8,057

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$-	$-
Cash paid during the year for interest	$-	$-

The accompanying notes are an integral part of these financial statements

YAFARM TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE A Preliminary Note

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form SB-2 for the year ended December 31, 2006.

NOTE B Common Stock

On August 21, 2006, the Company began to offer 2,500,000 shares of its common stock under Rule 504 promulgated under the 1993 Securities and Exchange Act and exemptions under applicable state law. Under this private placement, 2,500,000 or 25% of the company’s outstanding shares were offered at $0.03 per share for total proceeds of $75,000. The proceeds will primarily be used to pay for the professional costs including legal and accounting in connection with the company’s planned listing of its stocks on OTCBB and working capital usage. As of January 31, 2007, the company sold all 2,500,000 shares of common stock as planned for total proceeds of $67,057, net of commissions and discounts.

NOTE C New Accounting Pronouncements

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the requirements of this statement and, at this point in time, have not determined the impact, if any, that this statement may have on our results of operations and financial position.

* * * * * *

ITEM 2 Management’s Discussion and Analysis or Plan of Operation

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited financial statements and related notes elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview

We are a web development and web hosting company. Our wholly-owned subsidiary, YaFarm Group, LLC, offers a broad range of business-class website development and web hosting products and services for small and medium-sized businesses. Our goal is to help many traditional businesses go online to tap into the market potential offered by the Internet.

We face many challenges in meeting our goal. The market for Internet services is large, but fragmented, and constantly changing. In the short-term, we are focused on establishing ourselves in the web development and web hosting niche by providing quality service at a reasonable cost. In order to manage anticipated growth, we will rely on independent contractors to provide many of the services we intend to offer, which comes at the risk of losing quality when compared to having a large staff of employees. In addition, we will initially contract out web hosting services at a cost of approximately $100 plus $20 per month, per site, as opposed to spending approximately $100,000 to purchase and maintain the equipment necessary to do it in-house. In the long-term, intense competition is anticipated to reduce the price we can charge for our services and thus our profit margins.

We believe that, if properly capitalized, we can establish ourselves in the identified niche and capture enough market share to be able to begin to offer other, to-be-developed cutting edge related Internet services.

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

Introduction

Our revenues for the second quarter of 2007 were lower, as compared to the second quarter of 2006, but substantially higher, as compared to the first quarter of 2007.

Revenues and Income (Loss) from Operations

Our revenue, operating expenses and net income (loss) from operations for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006 and March 31, 2007, are as follows:

	3 Months Ended June 30, 2007	3 Months Ended June 30, 2006	Percentage Change	3 Months Ended March 31, 2007

Revenue	$6,092	6,818	(11)%	$642
Operating expenses	15,496	2,560	505%	4,626
Net Income (loss) from operations	$(9,404)	4,258	(321)%	$(3,984)

Our revenues decreased by $726 for the three month period ended June 30, 2007, as compared to the three month period ended June 30, 2006 because of lower marketing expenditures. During the same time periods, our operating expenses increased by $12,936 because of professional fees associated with becoming a public, reporting company. As a result, we had net loss from operations of $9,404 for the three month period ended June 30, 2007, as compared to net income from operations of $4,258 for the three month period ended June 30, 2006.

	6 Months Ended June 30, 2007	6 Months Ended June 30, 2006	Percentage Change

Revenue	$6,734	$10,743	(37)%
Operating expenses	20,122	7,617	164%
Net Income (loss) from operations	$(13,388)	$3,126	(528)%

Our revenues decreased by $4,009 for the six month period ended June 30, 2007, as compared to the six month period ended June 30, 2006 because of lower marketing expenditures. During the same time periods, our operating expenses increased by $12,505 because of professional fees associated with becoming a public, reporting company. As a result, we had net loss from operations of $13,388 for the six month period ended June 30, 2007, as compared to net income from operations of $3,126 for the six month period ended June 30, 2006.

Liquidity and Capital Resources

Introduction

During the three months ended June 30, 2007, we had a net loss of $7,991 and a negative cash flow from operations of $18,721. During the six months ended June 30, 2007, we had a net loss of $11,377 and a negative cash flow from operations of $21,901. Because our revenues are small, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2007, as compared to March 31, 2007, are as follows:

	June 30,	March 31,
	2007	2007

Cash	$16,164	$36,069
Total current assets	23,315	36,810
Total assets	24,825	37,194
Total current liabilities	1,114	5,489
Total liabilities	1,141	5,519

Cash Requirements

Our cash requirements are expected to remain consistent with our historical needs over the next 12 months. During the three months ended June 30, 2007, we received total proceeds of $0.00 from the issuance of common stock.  Our cash is utilized primarily for professional fees associated with becoming a public, reporting company.

Beyond the next 12 months, our cash needs are anticipated to increase substantially as we expand, and as we become a fully reporting public company. We anticipate fulfilling our cash needs primarily through the sale of our common stock, followed by increased cash flows from operations. We cannot estimate what our cash needs will be in the future, other than the approximately $150,000 annually we anticipate spending on the cost of being a publicly registered company, and we have not entered into any discussions concerning the sale of our common stock in the future.

Sources and Uses of Cash

Operations and Financing

During the three and six months ended June 30, 2007, we generated a negative cash flow of $19,905 and $19,552, respectively. Net cash used in/provided by operating activities for the three months ended June 30, 2007 and 2006, were $(18,721) and $4,331, respectively. Net cash used in/provided by operating activities for the six months ended June 30, 2007 and 2006, were $(21,901) and $3,273, respectively. Negative operating cash flows during the three and six months ended June 30, 2007 were primarily created by the decrease in our revenues without a corresponding decrease in our operating expenses.

Net cash provided by financing activities for the three months ended June 30, 2007 and 2006, were $0.00 and $1,133, respectively. Net cash provided by financing activities for the six months ended June 30, 2007 and 2006, were $3,533 and $(4,641), respectively.

We anticipate that we will continue to operate at approximately break-even until we are able to obtain substantial financing.

Critical Accounting Policies

Our accounting policies are fully described in Note A to our consolidated financial statements. The following describes the general application of accounting principles that impact our consolidated financial statements.

Our results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 3 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of June 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2007. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. We had a significant number of audit adjustments last fiscal year. Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information. The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls. Management evaluated the impact of our significant number of audit adjustments last year and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three month period ended June 30, 2007.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Submission of Matters to a Vote of Security Holders

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

None.
ITEM 6 Exhibits

(a) Exhibits

2.1 (1)	Reorganization and Stock Purchase Agreement dated as of July 31, 2006, between the Company and YaFarm Group, LLC

3.1 (1)	Certificate of Incorporation of YaFarm Technologies, Inc., filed on June 16, 2006

3.2 (1)	Certificate of Amendment of Certificate of Incorporation of YaFarm Technologies, Inc., filed on June 28, 2006

3.3 (1)	Bylaws of YaFarm Technologies, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from our registration statement on Form SB-2, filed with the Commission on February 16, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YaFarm Technologies, Inc.

Dated: August 13, 2007	/s/ Zhiguang Zhang
By: Zhiguang Zhang
Its: Chief Executive Officer