Form 10QSB
period 2007-09-30
YAFARM TECHNOLOGIES, INC.
filed 2007-11-19
CIK 1390329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   X          No
        .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes       No     X     .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes       No  .

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of October 26, 2007, there were 10,000,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes _____     No   X

YAFARM TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

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

ITEM 1                      Financial Statements (Unaudited)

YAFARM TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$8,181
Accounts Receivable	5,000
Deferred tax asset	4,974
Total Current Assets	18,155

Fixed Assets
Computer equipment	3,308
Accumulated depreciation	(1,933)
Total Fixed Assets	1,375

Total Assets	$19,530

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Accrued expenses and other payables	$1,783
Total Current Liabilities	1,783
Long Term Liabilities
Deferred tax liability	51
Total Long Term Liabilities	51

Total Liabilities	1,834

Stockholders' Equity
Preferred stock -- 10,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued and
outstanding	0
Common stock -- 100,000,000 shares authorized having a
par value of $.001 per share; 10,000,000 shares issued
and outstanding	10,000
Additional paid-in capital	26,188
Retained earnings (deficit)	(18,492)
Total Stockholders' Equity	17,696

Total Liabilities and Stockholders' Equity	$19,530

The accompanying notes are an integral part of these financial statements

YAFARM TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Revenues, net of discounts	$3,167	$4,820	$9,901	$15,563
Operating Expenses	11,920	4,280	32,042	12,820
Net Income (Loss) from Operations	(8,753)	540	(22,141)	2,743
Other Income (Expense):
Other Expenses	0	0	0	0
Total Other Income (Expense)	0	0	0	0
Net Income (Loss) before taxes	(8,753)	540	(22,141)	2,743
Provision for Income Taxes (Benefit)	(2,766)	(495)	(4,777)	(495)
Net Income (Loss)	$(5,987)	$1,035	$(17,364)	$3,238

Income (Loss) Per Share -
Basic and Diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted Average Shares Outstanding -
Basic and Diluted	10,000,000	5,309,783	9,942,121	2,452,381

The accompanying notes are an integral part of these financial statements

YAFARM TECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
Cash Flows From Operating Activities
Net Income (Loss)	$(17,364)	$3,238
Adjustments to reconcile net income (loss)
to net cash from operating activities:
Depreciation and Amortization	268	221
(Increase)/Decrease-Receivables	(5,000)	0
(Increase)/Decrease-Prepaid Expenses	14,300	(19,959)
(Increase)/Decrease-Deferred Taxes	(4,828)	(495)
Increase/(Decrease)-Accrued Expenses	(1,161)	0
Increase/(Decrease)-Related Party Payables	(16,099)	15,500
Net Cash From Operating Activities	(29,884)	(1,495)

Cash Flows From Investing Activities
Purchase of equipment	(1,184)	0
Net Cash From Investing Activities	(1,184)	0

Cash Flows From Financing Activities
Proceeds from issuance of Common Stock	40,400	6,500
Professional Fees related to stock offering	(36,867)	0
Distributions to shareholders	0	(8,678)
Net Cash From Financing Activities	3,533	(2,178)

Net Increase (Decrease) in Cash	(27,535)	(3,673)
Beginning Cash Balance	35,716	9,425
Ending Cash Balance	$8,181	$5,752

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$-	$-
Cash paid during the year for interest	$-	$-

The accompanying notes are an integral part of these financial statements

YAFARM TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

Introduction

Our revenues for the third quarter of 2007 were lower, as compared to the third quarter of 2006, and lower, as compared to the second quarter of 2007.

Revenues and Income (Loss) from Operations

Our revenue, operating expenses and net income (loss) from operations for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006 and June 30, 2007, are as follows:

	3 Months Ended September 30, 2007	3 Months Ended September 30, 2006	Percentage Change	3 Months Ended June 30, 2007

Revenue	$3,167	4,820	(34.3)%	$6,092
Operating expenses	11,920	4,280	178.5%	15,496

Net Income (loss) from operations	$(8,753)	540	(1,720.9)%	$(9,404)

Our revenues decreased by 34.3% for the three month period ended September 30, 2007, as compared to the three month period ended September 30, 2006 because of lower marketing expenditures.  During the same time periods, our operating expenses increased by 178.5% because of professional fees associated with being a public, reporting company.  As a result, we had net loss from operations of $8,753 for the three month period ended September 30, 2007, as compared to net loss from operations of $9,404 for the three month period ended June 30, 2007.

	9 Months Ended September 30, 2007	9 Months Ended September 30, 2006	Percentage Change

Revenue	$9,901	$15,563	(36.4)%
Operating expenses	32,042	12,820	149.9%

Net Income (loss) from operations	$(22,141)	$2,743	(907.2)%

Our revenues decreased by 36.4% for the nine month period ended September 30, 2007, as compared to the nine month period ended September 30, 2006 because of lower marketing expenditures.  During the same time periods, our operating expenses increased by 149.9% because of professional fees associated with being a public, reporting company.  As a result, we had net loss from operations of $22,141 for the nine month period ended September 30, 2007, as compared to net income from operations of $2,743 for the nine month period ended September 30, 2006.

Liquidity and Capital Resources

Introduction

During the three months ended September 30, 2007, we had a net loss of $5,987 and a negative cash flow from operations of $7,983.  During the nine months ended September 30, 2007, we had a net loss of $17,364 and a negative cash flow from operations of $29,884.  Because our revenues are small, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2007, as compared to June 30, 2007, are as follows:

	September 30,	June 30,
	2007	2007

Cash	$8,181	$16,164
Total current assets	18,155	23,315
Total assets	19,530	24,825
Total current liabilities	1,783	1,114
Total liabilities	1,834	1,141

Cash Requirements

Our cash requirements are expected to remain consistent with our historical needs over the next 12 months.  During the three months ended September 30, 2007, we received total proceeds of $0.00 from the issuance of common stock. Our cash is utilized primarily for professional fees associated with being a public, reporting company.

Beyond the next 12 months, our cash needs are anticipated to increase substantially as we anticipate making one or more acquisitions.  We anticipate fulfilling our cash needs primarily through the sale of our common stock, followed by increased cash flows from operations.  We cannot estimate what our cash needs will be in the future, other than the approximately $150,000 annually we anticipate spending on the cost of being a publicly registered company, and we have not entered into any discussions concerning the sale of our common stock in the future.

Sources and Uses of Cash

Operations and Financing

During the three and nine months ended September 30, 2007, we generated a negative cash flow of $7,983 and $27,535, respectively.  Net cash provided by (used in) operating activities for the three months ended September 30, 2007 and 2006, were ($7,983) and ($4,768), respectively.  Net cash provided by (used in) operating activities for the nine months ended September 30, 2007 and 2006, were ($29,884) and ($1,495), respectively.  Negative operating cash flows during the three and nine months ended September 30, 2007 were primarily created by the decrease in our revenues without a corresponding decrease in our operating expenses.

Net cash provided by financing activities for the three months ended September 30, 2007 and 2006, were $0.00 and $2,463, respectively.  Net cash provided by financing activities for the nine months ended September 30, 2007 and 2006, were $3,533 and $(2,178), respectively.

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

ITEM 3                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2008.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent registered public accounting firm, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 3A(T)              Controls and Procedures

We are not required to furnish the information required by this item until we report on our fiscal year ending December 31, 2007.

PART II – OTHER INFORMATION

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

ITEM 2                      Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three month period ended September 30, 2007.

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

(1)           Incorporated by reference from our registration statement on Form SB-2, filed with theCommission on February 16, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YaFarm Technologies, Inc.

Dated: November 16, 2007	/s/ Zhiguang Zhang
By: Zhiguang Zhang
Its: Chief Executive Officer