Form 10KSB
period 2007-12-31
YAFARM TECHNOLOGIES, INC.
filed 2008-04-15
CIK 1390329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 0-30639

YaFarm Technologies, Inc.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5156305 (I.R.S. Employer Identification No.)
197 Route 18 South, Suite 3000, PMB 4157 East Brunswick, NJ (Address of principal executive offices)	08816 (Zip Code)

Issuer’s telephone number, including area code    (732) 658-4280

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [ X ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X         No  .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No   X    .

State issuer’s revenues for its most recent fiscal year.$9,807 for the year ended December 31, 2007.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in rule 12b-2 of the Exchange Act.)  There is no market price for the common stock as of a specified date within the past 60 days.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of April 14, 2008, there were 10,000,000 shares of common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”).  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).  None.

Transitional Small Business Disclosure Format (check one):                                                                                                           Yes     No      X    .

YAFARM TECHNOLOGIES, INC.

PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of our operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 — DESCRIPTION OF BUSINESS

Company Overview

We were incorporated in the State of Delaware on June 16, 2006.  On July 31, 2006, we acquired 100% of the membership interests of YaFarm Group, LLC, a New Jersey limited liability company, from Zhiguang Zhang and Jie Geng, its sole owners, in exchange for a total of one million shares of our common stock, valued at $7,823.  The purpose of the transaction was to recapitalize the operating company and move its domicile to Delaware in anticipation of becoming a publicly traded company.

Since its inception, YaFarm Group, LLC has operated as a web development and web hosting company.  We acquired YaFarm Group, LLC to gain entry into the web development and web hosting industry and combine our resources.

We are a New Jersey-based web development and web hosting company offering, through our wholly-owned subsidiary, YaFarm Group, LLC, a New Jersey limited liability company, a broad range of business-class website development and web hosting products and services for small and medium-sized businesses.  We have a web design team consisting of web designers, web developers, IT engineers, and database specialists who collectively have over twenty years of experience in providing advanced web solutions with leading firms such as AT&T, Lucent, XO communications, BusinessEdge Solutions, and many other companies.  We are offering one-stop shopping web solutions for small and medium sized companies, including web development, web hosting, web maintenance and business image consulting services.  Our goal is to help many traditional businesses go online to tap into the market potential offered by the Internet.

Currently, we offer the following web solution packages to small and medium-sized businesses:

●	Bronze Small Business Package:

■	Up to 6 pages custom professional design.
■	Meta tag generation for search engine submission.
■	Hosting setup to bring website online.
■	Full support/maintenance plan available.

●	Silver Medium-Sized Business Package:

■	Up to 12 pages custom professional design.
■	One form submission for “contact us” page.
■	Meta tag generation for search engine submission.
■	Hosting setup to bring website online.
■	5 Email account setup.
■	Full support/maintenance plan available.

●	Gold E-Commerce Package:

■	Up to 8 pages custom design.
■	Direct check out shopping cart for up to 10 products.
■	Merchant integration to accept online payments.
■	One form submission for “contact us”.
■	Meta tag generation for search engine submission.
■	Hosting setup to bring website online.
■	Full support/maintenance plan available.

We primarily rely on advertising and referrals to reach potential customers.  We currently advertise on a number of local as well as national newspapers including bi-lingual newspapers targeting the Chinese American business community.  We currently do not employ salespersons to sell our products.

Our Strategy

Our strategic objective is to be the leading provider of standardized web solution services including web design and hosting products and services to small and medium-sized businesses, which we consider to be the most profitable segment of the web market.  We intend to profitably serve our target market by achieving scale and efficiency in our operations.  Our target market is large, growing rapidly, and may be served with standardized products and services.  Standardization of products and services permits the use of standardized processes and a higher degree of automation in many areas of operation, including the sales process.  This approach contrasts with that of many competitors that focus on providing labor-intensive, customized solutions to larger enterprises.  By delivering business-class web solutions in a scalable and efficient manner, we believe we can offer better value to our customers, leading to growing market share and profits.

We intend to utilize the low-cost production base in China to be able to offer competitive and affordable web solutions to our small and medium-sized customers.  We do not currently outsource website development or web hosting services to persons in the Peoples Republic of China.  We plan to raise additional capital in order to set-up web site development operation in Beijing, China.  Currently, we do not have an estimate of how much such operation will cost or whether we can successfully raise the necessary capital to achieve such an objective.

Currently, we are relying on third-party web hosting vendors for our customers’ web-hosting needs.  The cost to us of contracting out the hosting of websites generally includes an upfront payment of up to $100 per website and monthly fees of up to $20 per month.  There are no material up-front costs, or material purchases of equipment, required when we contract out the hosting of websites.  We maintain an arm’s length relationship with such third-party web hosting vendors and are not affiliated with any of our vendors.  In addition, we have not entered into written agreements with our third-party web hosting vendors.

We plan to acquire or set up our own web hosting operation in the future to ensure product quality and consistency.  Hosting websites in-house typically involves purchasing hardware which could cost up to $50,000 depending on the size and capacity as well as staff to maintain it, costing approximately $50,000 more per year.  Given the small scale of our operation, we do not currently provide such services in-house.

We believe the web-hosting market for the small and medium-sized market is very fragmented in the U.S. and offers very attractive consolidation opportunities.  With the addition of our in-house web-hosting capability, we believe that our vertically-integrated operation will offer our customers more-timely and higher-quality services thus leading to higher profitability for our operation.

The Market

We are currently targeting the local business markets in the New York metropolitan area, principally the State of New Jersey, where we are operating.  The size of the total market is difficult to estimate due to the fragmented nature of this industry.  However, we believe the market to service small to medium sized businesses for their online web needs is significant in the local market where we serve as well as the national market due to the proliferation of small businesses in the United States, especially since the last business downturn of 2001.

Distribution Methods

We currently do not rely on third-party salespersons or resellers to distribute our services.  We primarily use direct marketing such as newspaper ads or referrals from existing customers to reach our target market.

Competition

The market for web development and web hosting services is extremely competitive.  There are no substantial barriers to entry, and we expect that competition will intensify in the future.  We believe that our ability to compete successfully depends upon a number of factors, including market presence; the capacity, reliability, low latency and security of network infrastructure; technical expertise and functionality, performance and quality of services; customization; ease of access to and navigation of the Internet; the pricing policies of our competitors; the variety of services; the timing of introductions of new services by the Company and our competitors; customer support; our ability to support industry standards; and industry and general economic trends.

Many of our competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to the Company.  As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products than can the Company.  In addition, various organizations, may enter into or form joint ventures or consortiums to provide services similar to those of the Company.

We believe that new competitors, including large computer hardware, software, media and other technology and telecommunications companies will enter the web development and web hosting services markets, resulting in even greater competition for the Company.  There can be no assurance that the Company will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully

Intellectual Property

We do not have any trademarks, patents, or other intellectual property.

Research and Development

We have not spent any material amount of time or money on research and development, and do not anticipate doing so in the future.

Compliance with Environmental Laws

We have no disclosure required by this Item.

Employees

We currently employ two individuals, who are our officers and directors.  For the rest of our operations we use the services of independent contractors.

ITEM 2 — DESCRIPTION OF PROPERTY

We lease our principal executive and administrative offices located at 197 Route 18 South, Suite 3000, PMB 4157, East Brunswick, NJ 08816.  On February 1, 2007, we entered into a 12-month lease with Ragus Management Group, LLC.  Under the lease, we pay $118 per month as base rent and pay the office and shared space expenses based on actual usage.  The typical office is about 100 square feet and the total office space at 197 Route 18 South is about 1,000 square feet.

ITEM 3 — LEGAL PROCEEDINGS

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

 ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the last fiscal year.

PART II

ITEM 5 — MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. on October 4, 2007, under the symbol “YFRM.”  Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market.  There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as provided by the NASDAQ Stock Markets, Inc.  The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Bid Prices
Quarter Ended	High	Low

March 31, 2008	-0-	-0-

December 31, 2007	-0-	-0-

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions that we do not meet.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of April 14, 2008, there were 10,000,000 shares of our common stock issued and outstanding and held by 51 holders of record.  We believe many of the shares of our common stock are held in “street name” and, therefore, we believe the actual number of shareholders is slightly higher.

Dividend Policy

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future.  We intend to apply our earnings, if any, in expanding our operations and related activities.  The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

Recent Issuance of Unregistered Securities

There were no unregistered sales of equity securities by the Company during the three month period ended December 31, 2007.

ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Disclaimer Regarding Forward Looking Statements

Except for historical information, the materials contained in this Management's Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties.  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Annual Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties,  actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report and in its other reports, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, and results of operations and prospects.

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

Year ended December 31, 2007 compared to the Year ended December 31, 2006

Results of Operations

Introduction

Our revenues decreased significantly in 2007 as compared to 2006, while our operating expenses increased substantially.  As a result, we had a considerable net loss for 2007, as compared to a positive net income for 2006.

Revenues and Income (Loss) from Operations

Our revenue, operating expenses and net income (loss) from operations for the year ended December 31, 2007 as compared to the year ended December 31, 2006 are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Percentage Change Increase (Decrease)

Revenue	$9,807	$19,302	(49.2	) %
Operating expenses	52,115	13,702	280.3%

Net Income (loss) from operations	$(42,308)	$5,600	(855.5	) %

Our revenues decreased by $9,495 for the year ended December 31, 2007 as compared to the year ended December 31, 2006 because of the loss of a key employee.  During the same time periods, our operating expenses increased by $38,413 as a result of operating as a fully reporting public company.  As a result, we had net loss from operations of $42,308 for the year ended December 31, 2007, as compared to net income from operations of $5,600 for the year ended December 31, 2006.  After adjusting for expenses related to operating as a fully reporting public company, our operating expenses as a percentage of our revenue have remained relatively consistent.

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2007, we had a net loss of ($43,000) and a negative cash flow from operations of ($36,095).  Because our revenues are small, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2007 as compared to December 31, 2006, are as follows:

	December 31,	December 31,
	2007	2006

Cash	$1,971	$35,716
Total current assets	6,971	50,162
Total assets	8,129	50,604
Total current liabilities	16,068	19,043
Total liabilities	16,068	19,076

Cash Requirements

Our cash requirements are expected to remain consistent with our historical needs over the next 12 months.  During the year ended December 31, 2007, we received $40,400 from the issuance of common stock.  Our cash is utilized primarily for professional fees associated with operating as a fully reporting public company.

On February 8, 2008, the Company borrowed $20,000 through the issuance of a Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The proceeds of the Note are used to pay for certain professional costs such as legal, accounting and listing services.

Beyond the next 12 months, our cash needs are anticipated to remain relatively constant.  We anticipate fulfilling our cash needs primarily through the sale of our common stock, followed by increased cash flows from operations.  We cannot estimate what our cash needs will be in the future, other than the approximately $100,000 annually we anticipate spending on the cost of being a publicly registered company, and we have not entered into any discussions concerning the sale of our common stock in the future.

Sources and Uses of Cash

Operations, Investing  and Financing

During the year ended December 31, 2007, we generated a negative cash flow of $33,745.  This was a result of net cash used in operating activities of $36,095, net cash used in investing activities of $1,183 and net cash provided by financing activities of $3,533.  Net cash used in operating activities consisted primarily of net loss of $43,000, an increase in accounts receivable of $5,000, and a decrease in related party payables of $10,005.  We anticipate that we will continue to operate at a loss until we are able to obtain substantial financing or acquire a profitable business.

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

ITEM 7 — FINANCIAL STATEMENTS

The consolidated financial statements as of and for the years ended December 31, 2007 and 2006 are presented in a separate section of this report following Item 14.

ITEM 8 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no events required to be reported by this Item 8.

ITEM 8A — CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8A(T) – CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out the above evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, based on the above factors, our disclosure controls and procedures were not effective (1) to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control over financial reporting is a process designed under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2007.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control−−Integrated Framework. In accordance with Section 404 of the Sarbanes−Oxley Act of 2002, management makes the following assertions:

•	Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

•
All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

•
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.   In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on that assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is deficient based on those criteria for the reasons stated above.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 8B — OTHER INFORMATION

Subsequent Events.

On February 8, 2008, the Company borrowed $20,000 through the issuance of a Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The proceeds of the Note are used to pay for certain professional costs such as legal, accounting and listing services.

PART III

ITEM 9 — DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names and ages of the current directors and executive officers of the Company, the director nominees, and the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company.  The executive officers of the Company are appointed by the Board of Directors.  The directors serve one-year terms until their successors are elected.  The executive officers serve until their death, resignation or removal by the Board of Directors.  Unless described below, there are no family relationships among any of the directors and officers, and none of our officers or directors serves as a director of another reporting issuer.

Name	Age	Position(s)

Zhiguang Zhang	43	Chief Executive Officer and Director

Hong Zhao	38	President, Secretary, Chief Financial Officer, and Chairwoman of the Board of Directors

Zhiguang Zhang, age 43, is our Chief Executive Officer and Director, and has held these positions since July 2006.  Mr. Zhang has held technical and management positions with leading telecom companies such as UTSTARCOM, Niksun Inc, AT&T Labs, Lucent (Bell Labs Research).  He graduated with a PhD in electrical engineering from City College, CUNY in New York.  Mr. Zhang obtained his undergraduate degree from Huazhong University of Science and Technologies, Wuhan, China.

Hong Zhao, age 38, is our President, Secretary, Chief Financial Officer, and Chairwoman of the Board of Directors, and has held these positions since July 2006.  Ms. Zhao is the vice president with Columbia China Capital Group, Inc., a greater-than-10% shareholder of the Company, and a corporate finance firm targeting cross-border merger and acquisitions, public listing and private placement opportunities.  In addition, she is the Director, Chief Financial Officer and Secretary of Paragon SemiTech USA, Inc.  Ms. Zhao was previously a founding member of Performance-Based.com, a leading New York City based human resources relation service provider.  Ms. Zhao graduated from City College, CUNY with a M.S. in computer science degree.  She obtained her B.S. degree from Tianjin University, Tianjin, China.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, none of the required parties are delinquent in their 16(a) filings.

Board Meetings and Committees

During the fiscal year ended December 31, 2007, the Board of Directors did not formally  meet but took written action on numerous occasions.  The written actions were by unanimous consent.
Code of Ethics.

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 10 — EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2007 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Zhiguang Zhang	2007	-	-	-	-	-	-	-	-
Director and CEO	2006	-	-	-	-	-	-	-	-

Hong Zhao	2007	-	-	-	-	-	-	-	-
President, Secretary, CFO and Chairwoman of the Board of Directors

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment.  Our policy and assumptions made in valuation of share based payments are contained in Note A to our December 31, 2007 financial statements.

Employment Contracts

As of December 31, 2007, there were no employment agreements in place covering any of our executive officers.

Other Compensation

None.

Director Compensation

The following table sets forth director compensation as of December 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Zhiguang Zhang	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Hong Zhao	-0-	-0-	-0-	-0-	-0-	-0-	-0-

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment.  Our policy and assumptions made in valuation of share based payments are contained in Note 2 to our December 31, 2006 financial statements.

The compensation of each of our directors is fully furnished in the Summary Compensation Table above.

Our Directors who are also employees do not receive cash compensation for their services as directors or members of the committees of the board of directors.  All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2007:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Zhiguang Zhang	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Hong Zhao	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 14, 2008, certain information with respect to our equity securities owned of record or beneficially by (i) each of our Officers and Directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address	Nature of Affiliation	Common Stock Ownership	Percentage of Common Stock Ownership (1)
Hong Zhao (2) 22 Berkshire Way, East Brunswick, NJ 08816	President, Secretary, Chief Financial Officer, and Chairwoman of the Board of Directors	-0-	0%

Zhiguang Zhang (3) 2 Apache Court, East Brunswick, NJ 08816	Chief Executive Officer and Director	500,000	5.0%

Columbia China Capital Group, Inc. P.O. Box 936 East Brunswick, NJ 08816	5% Owner	5,370,374	53.7%

Andrew Han 32 Independence Drive New Hyde Park, NY 11040	5% Owner	1,296,296	13.0%

CH Capital, LLC (4) 18101 Von Karman Ave., Suite 330 Irvine, CA 92612	5% Owner	500,000	5.0%

Jie Geng (3) 2 Apache Court, East Brunswick, NJ 08816	5% Owner	500,000	5.0%

All Officers and Directors as a Group (2 Persons)		500,000	5.0%

(1)
Unless otherwise indicated, based on 10,000,000 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)
Hong Zhao, our President, Secretary, Chief Financial Officer, and Chairwoman of the Board of Directors, is a vice president with Columbia China Capital Group, Inc.  She is the wife of James Tie Li, president of Columbia China Capital Group, Inc.

(3)
Zhiguang Zhang, our Chief Executive Officer and Director, is married to Jie Geng.  Consequently, the shares owned by each are attributed to the other.  Together, they are the beneficial owners of 1,000,000 shares or 10.0% of the Company.

(4)
Mark Stewart, the managing member of CH Capital, LLC, exercises voting and/or dispositive power over the securities held by CH Capital, LLC.  In addition, Mark Stewart is the president of Mark Stewart Securities, Inc., a registered broker-dealer.  CH Capital, LLC is an underwriter, and any profit on the sale of common stock by CH Capital, LLC and any discounts, concessions or commissions received by CH Capital, LLC will be considered underwriting discounts and commissions under the Securities Act of 1933.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above.  The Company does not have an investment advisor.  There are no current arrangements which will result in a change in control.

ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

(a)             Zhiguang Zhang, our Chief Executive Officer and Director, is married to Jie Geng, our consultant.  Together, they are the beneficial owners of 1,000,000 shares or 10.14% of the Company.

(b)             On July 5, 2006, we issued an aggregate of 6,500,000 shares of our common stock to our founders as follows: Columbia China Capital Group, Inc., of which Hong Zhao, our President, Secretary, Chief Financial Officer, and Chairwoman of the Board of Directors, is a vice president.  Additionally, Hong Zhao is married to James Tie Li, who is the president of Columbia China Capital Group, Inc. (5,500,000); The Lebrecht Group, APLC (500,000); and CH Capital, LLC (500,000), in exchange for aggregate cash consideration of $6,500.

(c)             During the year ended December 31, 2006, we borrowed $16,099 from Columbia China Capital Group, Inc., our majority shareholder, to pay for costs incurred relating to a private placement offering and our SB-2 filing.  The terms of the loan were at least as favorable to us as they would have been with an unrelated third party.  During the quarterly period ended September 30, 2007, we repaid this loan in full.

(d)           During the year ended December 31, 2007, the Company borrowed $6,094 from a shareholder to pay for certain professional costs. The balance of the related party payable as of December 31, 2007 was $6,094.  The note is due on demand and interest free.

For each of the transactions noted above, the transaction was negotiated, on our part, on the basis of what is in the best interests of the Company and its stockholders.  In addition, in each case the interested affiliate did not vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

Certain of our officers and directors are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office or serve on a board of directors.  As a result, certain conflicts of interest may arise between us and such officers and directors.  We will attempt to resolve such conflicts of interest in our favor.

Director Independence

We do not have a nominating committee, audit committee, compensation committee or executive committee of the board of directors, stock plan committee or any other committees.

ITEM 13 — EXHIBITS

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

(1)           Incorporated by reference from our registration statement on Form SB-2, filed with theCommission on February 16, 2007

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $10,108 and $0.00, respectively.

Audit – Related Fees

The aggregate fees billed in the fiscal year ended December 31, 2007 for professional services rendered by the principal accountant for the review of the financial statements included in our Forms 10-QSB for the quarterly periods ended June 30, 2007 and September 30, 2007 were $7,390.

The aggregate fees billed in the fiscal year ended December 31, 2007 for professional services rendered by the principal accountant for the audit of our financial statements and review of the financial statements included in our Registration Statement on Forms SB-2/A were $3,459.

Tax Fees

For the fiscal years ended December 31, 2007 and 2006, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

None.

Audit Committee

We do not have an audit committee

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YaFarm Technologies, Inc.

Dated: April 14, 2008	By:	/s/ Zhiguang Zhang
Zhiguang Zhang
	Its:	Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2008	By:	/s/ Zhiguang Zhang
Zhiguang Zhang
	Its:	Chief Executive Officer and Director

Dated: April 14, 2008	By:	/s/ Hong Zhao
Hong Zhao
	Its:	President, Secretary, Chief Financial Officer and Chairwoman of the Board of Directors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
YaFarm Technologies, Inc.

We have audited the accompanying consolidated balance sheets of YaFarm Technologies, Inc. and its wholly owned subsidiary YaFarm Group, LLC as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YaFarm Technologies, Inc. and its wholly owned subsidiary YaFarm Group, LLC as of December 31, 2007 and 2006, and the results of operations and cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming YaFarm Technologies, Inc. will continue as a going concern.  As discussed in Note F to the financial statements, the Company has accumulated losses and negative cash flow from operations and a deficit in working capital.  These issues raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note F.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC

Salt Lake City, Utah
April 11, 2008

YAFARM TECHNOLOGIES, INC.
Consolidated Balance Sheet
As of December 31, 2007 and 2006

	12/31/2007	12/31/2006

ASSETS

Current Assets
Cash and cash equivalents	$1,971	$35,716
Account receivable, net	5,000	-
Prepaid expenses	-	14,300
Deferred tax asset	-	146
Total Current Assets	6,971	50,162

Fixed Assets
Computer equipment	3,308	2,124
Accumulated depreciation	(2,150)	(1,682)
Total Fixed Assets	1,158	442

Total Assets	$8,129	$50,604

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accrued expenses and other payables	$9,974	$2,944
Related party payable	6,094	16,099
Total Current Liabilities	16,068	19,043
Long Term Liabilities
Deferred tax liability	-	33
Total Long Term Liabilities	-	33

Total Liabilities	16,068	19,076

Stockholders' Equity (Deficit)
Preferred stock -- 10,000,000 shares authorized having a par value of $.001 per share; 0 shares issued and
outstanding	-	-
Common stock -- 100,000,000 shares authorized having a par value of $.001 per share; 10,000,000 and 8,419,896 shares issued and outstanding as of
December 31, 2007 and 2006, respectively	10,000	8,420
Additional paid-in capital	26,188	24,235
Accumulated deficit	(44,127)	(1,127)
Total Stockholders' Equity (Deficit)	(7,939)	31,528

Total Liabilities and Stockholders' Equity (Deficit)	$8,129	$50,604

See Accompanying notes to financial statements.

YAFARM TECHNOLOGIES, INC.
Consolidated Statements of Operations
For the years ended December 31, 2007 and 2006

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2007	2006

Revenues, net of discounts	$9,807	$19,302
Operating Expenses	52,115	13,702
Net Income (Loss) from Operations	(42,308)	5,600
Other Income (Expense)
Total Other Income (Expense)	94	-
Net Income (Loss) before taxes	(42,214)	5,600
Provision for Income Taxes	786	387
Net Income (Loss)	$(43,000)	$5,213

Income (Loss) Per Share Basic and Diluted	$(0.01)	$0.00

Weighted Average Shares Outstanding Basic and Diluted	9,901,856	3,811,258

See Accompanying notes to financial statements.

YAFARM TECHNOLOGIES, INC.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2007 and 2006

			Number of	Common	Additional	Retained	Net
			Common	Stocks	Paid-in	Earnings	Stockholders'
	Preferred Shares	Preferred Stock	Stocks		Capital	(Deficit)	Equity
Balance, January 1, 2006	-	$-	1,000,000	$1,000	$11,044	$(1,883)	$10,161
Common stock issued at $.001 per share			6,500,000	6,500			6,500
Reclassification of undistributed income as of the reverse merger on July 31, 2006					4,457	(4,457)	-
Common stock issued at $0.03 per share, net of commissions			919,896	920	25,737		26,657
Professional fees incurred directly related to stock offering					(8,326)		(8,326)
Distributions to shareholders					(8,677)		(8,677)
Net income for the year ended December 31, 2006					4	5,213	5,213
Balance, December 31, 2006			8,419,896	8,420	24,235	(1,127)	31,528
Common stock issued at $0.03 per
share in exchange for cash, net
of commissions			1,580,104	1,580	38,820		40,400
Professional fees incurred
directly related to the stock
offering					(36,867)		(36,867)
Net loss for 2007						(43,000)	(43,000)
Balance, December 31, 2007			10,000,000	$10,000	$26,188	$(44,127)	$(7,939)

See Accompanying notes to financial statements.

YAFARM TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
For the years ended December 31, 2007 and 2006

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2007	2006
Cash Flows From Operating Activities
Net Income (Loss)	$(43,000)	$5,213
Adjustments to reconcile net income (loss)
to net cash from operating activities:
Depreciation and Amortization	468	294
(Increase)/Decrease-Receivables	(5,000)	-
(Increase)/Decrease-Prepaid Expenses	14,300	(14,300)
(Increase)/Decrease-Deferred Taxes	113	(113)
Increase/(Decrease)-Accrued Expenses	7,029	2,944
Increase/(Decrease)-Related Party Payables	(10,005)	16,099
Net Cash Flow From Operating Activities	(36,095)	10,137

Cash Flow From Investing Activities
Purchase of Property and Equipment	(1,183)	-
Net Cash Flow From Investing Activities	(1,183)	-

Cash Flow From Financing Activities
Proceeds from issuance of Common Stock	40,400	33,157
Professional Fees related to stock offering	(36,867)	(8,326)
Distributions to shareholders	-	(8,677)
Net Cash From Financing Activities	3,533	16,154
Net Increase (Decrease) in Cash	(33,745)	26,291
Beginning Cash Balance	35,716	9,425
Ending Cash Balance	$1,971	$35,716

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	-	-
Cash paid during the year for income taxes	-	-

See Accompanying notes to financial statements.

YAFARM TECHNOLOGIES, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2007

NOTE A Summary of Significant Accounting Policies

Company Background

YaFarm Technologies, Inc. (the “Company”) was formed as a corporation under the laws of the State of Delaware on June 16, 2006. On July 31, 2006, YaFarm Technologies, Inc. acquired YaFarm Group, LLC, a limited liability company formed under the laws of the State of New Jersey on November 13, 2003. The acquisition was accounted for as a reverse merger.

YaFarm Group, LLC is a New Jersey-based web development and web hosting company offering a broad range of business-class website development and web hosting products and services for small and medium-sized businesses. The Company is offering one-stop shopping web solutions for small and medium sized companies, including web development, web hosting, website maintenance and business image consulting services. The Company’s goal is to help many traditional businesses go online to tap into the market potential offered by the Internet.

The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, YaFarm Group, LLC. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents are comprised of cash on hand or on deposit in banks and all highly liquid debt instruments purchased with a maturity of three months or less. The Company had a cash balance of $1,971 as of December 31, 2007.

Income Taxes

The Company was organized as a limited liability company through July 31, 2006 and as a C corporation since July 31, 2006. Income taxes were imposed on the Company’s members prior to July 31, 2006. After July 31, 2006, the Company applies the provision of Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This statement requires an asset and liability approach for financial accounting and reporting of income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

YAFARM TECHNOLOGIES, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2007

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes –an Interpretation of FASB Statement No. 109” on January 1, 2007. FIN 48 requires the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.

Fees for development of web sites are negotiated based on the level of detail and features desired by the customer. Half of the fee is generally billed when the contract is entered. The remaining fee is due upon completion of the customers working web site. There were no unfinished projects in progress as of December 31, 2007. Historically, maintenance work and the associated costs have been minimal. Deposits received prior to the commencement of the projects are recorded as deferred revenues. As of December 31, 2007, deferred revenues were $0.

Bad Debt and allowance for doubtful accounts

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio. The Company provides an allowance for doubtful accounts which, based upon management’s evaluation of numerous factors, including economic conditions, a predictive analysis of the outcome of the current portfolio and prior credit loss experience, is deemed adequate to cover reasonably expected losses inherent in outstanding receivables. The allowance was $0 as of December 31, 2007.

YAFARM TECHNOLOGIES, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2007
Impact of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, the purpose of which is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R retains the fundamental provisions of SFAS No. 141, which it replaces, but is broader in scope than SFAS No. 141. This statement is effective for the Company beginning January 1, 2009. Earlier application is prohibited. The Company is currently assessing the potential impact that adoption of SFAS No. 141R will have on its financial statements.

Fixed Assets

Property and equipment are stated at cost. Depreciation is provided using the double-declining balance method over the useful lives of the related assets. See Note C. Expenditures for maintenance and repairs are charged to expense as incurred.

Basic and Diluted Income (Loss) Per Share

Basic and diluted net income (loss) per common share has been calculated by dividing the net income (loss) for the year by the basic and diluted weighted average number of shares outstanding assuming that the capital structure in place subsequent to the reverse merger had occurred as of the beginning of the first period presented. There are no dilutive investments outstanding as of the balance sheet date. Therefore, basic and diluted weighted average shares are the same for the years ended December 31, 2007 and 2006.

Advertising Costs
All advertising costs are expensed when incurred. The advertising expense for the years ended December 31, 2007 and 2006 was $0 and $1,080, respectively.

YAFARM TECHNOLOGIES, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2007

NOTE B Accounting for Income Taxes

The provision for income taxes consists of the following:

	12/31/2007	12/31/2006
Provision for Income Taxes
Current Taxes	$500	$500
Deferred Taxes	286	(113)

Total Provision for Income Taxes	$786	$387

YaFarm Technologies, Inc uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $43,171 at December 31, 2007, and will expire in the years 2026 through 2027.

At December 31, 2007, deferred taxes consisted of the following:

	Current	Noncurrent
Deferred tax assets
Net operating losses	$-	$9,252
Valuation allowance	-	(9,252)
Net deferred tax asset	-	-

Deferred tax liabilities	-	-

Net deferred taxes	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Because of the lack of visibility as to the Company’s earning ability in the near future, the Company has established a valuation allowance for all future deductible net operating loss carry forwards. The valuation allowance has increased $9,252 from $0, as of December 31, 2007.

Net operating loss (“NOL”) carryforwards expire according to the following:

Year of NOL	NOL	Expires
2007	$42,196	2027
2006	975	2026

Total	$43,171

YAFARM TECHNOLOGIES, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2007

A reconciliation between income taxes at statutory tax rates (15%) and the actual income tax provision for continuing operations as of December 31, 2007 and 2006 follows:

	12/31/2007	12/31/2006
Expected Provision(Benefit) (based on statutory rate)	$(6,332)	$840
Effect of:
State taxes, net of federal benefit	(2,199)	425
Permanent Differences	65	73
Income taxed to members of LLC prior to reverse merger	-	(951)
Increase/(decrease) in valuation allowance	9,252	-
Total actual provision	$786	$387

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of this adoption, we have not made any adjustments to deferred tax assets or liabilities.  We did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed.  The Company continues to incur net operating losses as disclosed above.  Since it is not thought that these net operating loss carry forwards will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.  A reconciliation of our unrecognized tax benefits for 2007 is presented as follows:

Balance as of January 1, 2007	$146
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Reductions for tax positions of prior years	146
Reductions due to expiration of statute of limitations	—
Settlements with taxing authorities	—

Balance as of December 31, 2007	$—

The Company has filed income tax returns in the U.S. federal jurisdiction and Delaware state jurisdictions.  The Company is subject to U.S. federal tax examinations of all tax returns since inception on June 16, 2006.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2007, 2006, and 2005, the Company recognized no interest and penalties.  The Company had no payments of interest and penalties accrued at December 31, 2007, and 2006, respectively.

NOTE C Fixed Assets

As of December 31, 2007, the Company had a net balance of fixed assets in the amount of $1,158. The fixed assets consist of computer and photo equipment. Depreciation expense was $468 and $294, for the years ended December 31, 2007 and 2006, respectively. The Company has adopted a double declining methodology to calculating the depreciation amount related to its fixed assets.

NOTE D Related Party Payable

During the year ended December 31, 2007, the Company borrowed $6,094 from a shareholder to pay for certain professional costs. The balance of the related party payable as of December 31, 2007 was $6,094. The note is due on demand and interest free.

YAFARM TECHNOLOGIES, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2007
NOTE E Common Stock

During the year ended December 31, 2006, we borrowed $16,099 from Columbia China Capital Group, Inc., our majority shareholder, to pay for costs incurred relating to a private placement offering and our SB-2 filing.  The terms of the loan were at least as favorable to us as they would have been with an unrelated third party.  During the quarterly period ended September 30, 2007, we repaid this loan in full.

NOTE F Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2007, the Company had an accumulated deficit of ($44,127), negative working capital of $9,097 and negative cash flows from operations of $36,095 raising substantial doubt about its ability to continue as a going concern.

Management’s plan to address the Company’s ability to continue as a going concern includes: obtaining additional funding from the sale of the Company’s securities and establishing revenues.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. Should we be unsuccessful, the Company may need to discontinue its operations.

NOTE G Operating Leases

We lease our principal executive and administrative offices located at 197 Route 18 South, Suite 3000, PMB 4157, East Brunswick, NJ 08816.  On February 1, 2007, we entered into a 12-month lease with Ragus Management Group, LLC.  Under the lease, we pay $118 per month as base rent and pay the office and shared space expenses based on actual usage.  The typical office is about 100 square feet and the total office space at 197 Route 18 South is about 1,000 square feet.

NOTE H Subsequent Event

On February 8, 2008, the Company borrowed $20,000 through the issuance of a Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The proceeds of the Note are used to pay for certain professional costs such as legal, accounting and listing services.