Form 10-Q
period 2008-03-31
YAFARM TECHNOLOGIES, INC.
filed 2008-05-20
CIK 1390329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 000-52739

YAFARM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5156305 (I.R.S. EmployerIdentification No.)
197 Route 18 South, Suite 3000, PMB 4157 East Brunswick, NJ (Address of principal executive offices)	08816 (Zip Code)

Registrant’s telephone number, including area code    (732) 658-4280

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   X          No .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer _______	Accelerated filer ________

Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes       No     X     .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes       No  .

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 2, 2008, there were 10,000,000 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1          Financial Statements

YAFARM TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008
(Unaudited)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$440	$1,971
Receivable	-	-
Total Current Assets	440	6,971

Fixed Assets
Computer equipment	3,308	3,308
Accumulated depreciation	(2,419)	(2,150)
Total Fixed Assets	889	1,158

Total Assets	$1,329	$8,129

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accrued expenses and other payables	$4,457	$9,974
Related party payable	20,290	6,094
Total Current Liabilities	24,747	16,068
Long Term Liabilities
Total Long Term Liabilities	-	-

Total Liabilities	24,747	16,068

Stockholders' Equity (Deficit)
Preferred stock -- 10,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued and
outstanding
Common stock -- 100,000,000 shares authorized having a
par value of $.001 per share; 10,000,000 shares issued
and outstanding	10,000	10,000
Additional paid-in capital	26,188	26,188
Retained earnings (deficit)	(59,606)	(44,127)
Total Stockholders' Equity (deficit)	(23,418)	(7,939)

Total Liabilities and Stockholders' Equity (Deficit)	$1,329	$8,129

The accompanying notes are an integral part of these financial statements

YAFARM TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	For the Three Months Ended March 31, 2008 (Unaudited)	For the Three Months Ended March 31, 2007 (Unaudited)

Revenues, net of discounts	$-	$642
Operating Expenses	15,189	4,626
Net Income (Loss) from Operations	(15,189)	(3,984)
Other Income (Expense)
Interest Expenses	(290)	-
Total Other Income (Expense)	(290)	-
Net Income (Loss) before taxes	(15,479)	(3,984)
Provision for Income Taxes (Benefit)	-	(598)
Net Income (Loss)	$(15,479)	$(3,386)

Income (Loss) Per Share Basic and Fully Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding Basic and Fully Diluted	10,000,000	9,824,433

The accompanying notes are an integral part of these financial statements

YAFARM TECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	For the Three Months Ended March 31, 2008 (Unaudited)	For the Three Months Ended March 31, 2007 (Unaudited)
Cash Flows From Operating Activities
Net Income (Loss)	$(15,479)	$(3,386)
Adjustments to reconcile net income (loss)
to net cash from operating activities:
Depreciation and Amortization	269	58
(Increase)/Decrease-Receivables	5,000	-
(Increase)/Decrease-Prepaid Expenses	-	14,300
(Increase)/Decrease-Deferred Taxes	-	(598)
Increase/(Decrease)-Accrued Expenses	(9,974)	2,545
Increase/(Decrease)-Related Party Payables	(1,347)	(16,099)
Increase/(Decrease)-Customer Deposits	-	-
Net Cash From Operating Activities	(21,531)	(3,180)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from Issuance of Common Stock	-	40,400
Professional Fees related to stock offering	-	(36,867)
Proceeds from related party note payable	20,000
Net Cash From Financing Activities	20,000	3,533
Net Increase (Decrease) in Cash	(1,531)	353
Beginning Cash Balance	1,971	35,716
Ending Cash Balance	$440	$36,069

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

YAFARM TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE A – PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007.

NOTE B- RELATED PARTY NOTE PAYABLE

On February 8, 2008, the Company borrowed $20,000 through the issuance of a Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The proceeds of the Note are used to pay for certain professional costs such as legal, accounting and listing services. The Company has accrued $290 of interest on the note during the period ended March 31, 2008.

NOTE C- GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2008, the Company had an accumulated deficit of ($59,606), negative working capital of $24,307 and negative cash flows from operations of $21,531 raising substantial doubt about its ability to continue as a going concern.

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

NOTE D – NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  The Company adopted SFAS 157 on January 1, 2008 with no impact on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on January 1, 2008.  As a result, implementation of SFAS 159 had no impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

*  *  *  *  *  *

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited financial statements and related notes elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Introduction

Our revenues for the first quarter of 2008 were lower, as compared to the first quarter of 2007.

Revenues and Income (Loss) from Operations

Our revenue, operating expenses and net income (loss) from operations for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, are as follows:

	3 Months Ended March 31, 2008	3 Months Ended March 31, 2007	Percentage Change

Revenue	$-	$642	(100	) %
Operating expenses	15,189	4,626	228.3%

Net loss from operations	$(15,189)	$(3,984)	281.3%

Our revenues were $zero for the three month period ended March 31, 2008, as compared to $642 for the three month period ended March 31, 2007 because of lower marketing expenditures.  During the same time periods, our operating expenses increased by 228.3% because of professional fees associated with being a public, reporting company.  As a result, we had net loss from operations of $15,189 for the three month period ended March 31, 2008, as compared to net loss from operations of $3,984 for the three month period ended March 31, 2007.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2008, we had a net loss of $15,479 and a negative cash flow from operations of $21,531.  Because our revenues are small, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2008, as compared to December 31, 2007, are as follows:

	March 31,	December 31,
	2008	2007

Cash	$440	$1,971
Total current assets	440	6,971
Total assets	1,329	8,129
Total current liabilities	24,747	16,068
Total liabilities	24,747	16,068

Cash Requirements

Our cash requirements are expected to remain consistent with our historical needs over the next 12 months.  During the three months ended March 31, 2008, we received total proceeds of $0.00 from the issuance of common stock.  Our cash is utilized primarily for professional fees associated with being a public, reporting company.

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

Sources and Uses of Cash

Operations and Financing

During the three months ended March 31, 2008, we generated a negative cash flow of $21,531.  Net cash used in operating activities for the three months ended March 31, 2008 and 2007, were $21,531 and $3,180, respectively.  Negative operating cash flows during the three ended March 31, 2008 were primarily created by the decrease in our revenues without a corresponding decrease in our operating expenses.

Net cash provided by financing activities for the three months ended March 31, 2008 and 2007, were $20,000 and $3,533, respectively.

We anticipate that we will continue to operate at a loss until we are able to obtain substantial financing.

Critical Accounting Policies

Our accounting policies are fully described in Note A to our consolidated financial statements contained in our Annual Report on Form 10-KSB, filed on April 15, 2008.  The following describes the general application of accounting principles that impact our consolidated financial statements.

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

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 4T	Controls and Procedures

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

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control over financial reporting is a process designed under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2007, which is contained in our Annual Report on Form 10-KSB, filed on April 15, 2008.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control − Integrated Framework. In accordance with Section 404 of the Sarbanes Oxley Act of 2002, management makes the following assertions:

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

•
Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008.   In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on that assessment, we believe that, as of March 31, 2008, the Company’s internal control over financial reporting is deficient based on those criteria for the reasons stated above.

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

In accordance with current SEC guidelines, our external auditors are required to provide their initial attestation in our Annual Report on Form 10-K for the fiscal year ending December 31, 2008.  In February 2008, the SEC published a proposed amendment to these guidelines.  If the amendment is approved as proposed, it would require our external auditors to provide their initial attestation in our Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

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

ITEM 1A       Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three month period ended March 31, 2008.

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

YaFarm Technologies, Inc.

Dated: May 20, 2008	/s/ Zhiguang Zhang
By: Zhiguang Zhang
Its: Chief Executive Officer