Form 10-Q
period 2008-06-30
YAFARM TECHNOLOGIES, INC.
filed 2008-08-19
CIK 1390329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  _______                                                                                                           Accelerated filer  ________

Non-accelerated filer ________                                                                                                            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐    No ☐

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 19, 2008, there were 10,000,000 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1                      Financial Statements

YAFARM TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2008
(Unaudited)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$11,597	$1,971
Accounts receivable, net	-	5,000
Total Current Assets	11,597	6,971

Fixed Assets
Computer equipment	3,308	3,308
Accumulated depreciation	(2,481)	(2,150)
Total Fixed Assets	827	1,158

Total Assets	$12,424	$8,129

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Liabilities
Current Liabilities
Accrued expenses and other payables	$3,291	$9,974
Related party payable	49,857	6,094
Total Current Liabilities	53,148	16,068
Long Term Liabilities	-	-
Total Long Term Liabilities	-	-

Total Liabilities	53,148	16,068

Stockholders' Equity
Convertible Preferred Stock -- 1,500,000 shares authorized having a par value of $.001 per share; 0 shares issued and outstanding
Preferred stock -- 10,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued and
outstanding
Common stock -- 100,000,000 shares authorized having a
par value of $.001 per share; 10,000,000 shares issued
and outstanding	10,000	10,000
Additional paid-in capital	26,188	26,188
Retained earnings (deficit)	(76,912)	(44,127)
Total Stockholders' Equity(Deficit)	(40,724)	(7,939)

Total Liabilities and Stockholders' Equity	$12,424	$8,129

The accompanying notes are an integral part of these financial statements.

YAFARM TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net of discounts	$-	$6,092	$-	$6,734
Operating Expenses	16,806	15,496	31,995	20,122
Net Income (Loss) from Operations	(16,806)	(9,404)	(31,995)	(13,388)
Other Income (Expense):	-		-
Interest expense	(500)	-	(790)	-
Total Other Income (Expense)	(500)	-	(790)	-
Net Income (Loss) before taxes	(17,306)	(9,404)	(32,785)	(13,388)
Provision for Income Taxes (Benefit)	-	(1,413)	-	(2,011)
Net Income (Loss)	$(17,306)	$(7,991)	$(32,785)	$(11,377)

Income (Loss) Per Share Basic and Fully Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding Basic and Fully Diluted	10,000,000	10,000,000	10,000,000	9,912,701

The accompanying notes are an integral part of these financial statements.

YAFARM TECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income (Loss)	$(32,785)	$(11,377)
Adjustments to reconcile net income (loss)
to net cash from operating activities:
Depreciation and Amortization	331	116
(Increase)/Decrease-Receivables	5,000	(5,000)
(Increase)/Decrease-Prepaid Expenses	-	14,300
(Increase)/Decrease-Deferred Taxes	-	(2,011)
Increase/(Decrease)-Accrued Expenses	(6,683)	(1,830)
Increase/(Decrease)-Related Party Payables	43,763	(16,099)
Net Cash From Operating Activities	9,626	(21,901)

Cash Flows From Investing Activities
Purchase of Equipment	-	(1,184)
Net Cash From Investing Activities	-	(1,184)

Cash Flows From Financing Activities
Issuance of Common Stock	-	40,400
Professional Fees related to stock offering	-	(36,867)
Net Cash From Financing Activities	-	3,533
Net Increase (Decrease) in Cash	9,626	(19,552)
Beginning Cash Balance	1,971	35,716
Ending Cash Balance	$11,597	$16,164

The accompanying notes are an integral part of these financial statements.

YAFARM TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

NOTE B – RELATED PARTY NOTE PAYABLE

On February 8, 2008, the Company borrowed $20,000 through the issuance of a Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The proceeds of the Note are used to pay for certain professional costs such as legal, accounting and listing services. The Company has accrued $790 of interest on the note during the six months period ended June 30, 2008.  During the second quarter of 2008, Columbia China Capital Group has also loaned to the Company $12,000.

NOTE C – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2008, the Company had an accumulated deficit of ($76,912), raising substantial doubt about its ability to continue as a going concern.

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

NOTE D –NEW ACCOUNTING PRONOUNCEMENTS

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

YAFARM TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires enhanced disclosures about a company’s derivative and hedging activities. The Company currently is evaluating the impact of the adoption of the enhanced disclosures required by FAS 161 which is effective for the Company at the beginning of its fiscal year 2010.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any, of adopting FAS 162, on its Consolidated Financial Statements

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities.  This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect that the adoption of SFAS 163 will have a material impact on its financial statements.

YAFARM TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE E – AMENDMENT TO ARTICLES OF INCORPORATION

On June 9, 2008, the Company amended its Certificate of Incorporation with a Certificate of Designation of the Rights, Preferences, Privileges, and Restrictions, which had not been set forth in the Certificate of Incorporation or in any amendment thereto, of the Series A Convertible Preferred Stock of YaFarm Technologies, Inc.  The Certificate of Designation created a new series of preferred stock, consisting of 1,500,000 shares, each with an original issue price of $3.25 per share.   Each share of Series A Convertible Preferred Stock will automatically convert, without any action on the part of the holder into (i) twenty (20) shares of common stock of the Company, and (ii) three (3) warrants to purchase common stock of the Company, exercisable for a period of five (5) years, at an exercise price of $0.1875 per share, upon the closing of an acquisition of a company by the Company that (a) has net income of at least $2.4 million for the fiscal year immediately preceding the year of acquisition, and (b) results in the shareholders of the Company immediately prior to the closing of the acquisition owning less than 50% of the voting power of the Company immediately following the acquisition.  The holders of a majority of the Series A Convertible Preferred Stock may require that the Corporation redeem the Series A Convertible Preferred Stock at the original issue price of $3.25 if the acquisition transaction described above does not close on or before the date which is ninety (90) days from the date on which the first share of Series A Convertible Preferred Stock is issued by the Company.  Each outstanding share of Series A Convertible Preferred Stock is entitled to one (1) vote per share on all matters to which the shareholders of the Company are entitled or required to vote.  No shares of Series A Convertible Preferred Stock have been issued.

NOTE F – APPROVAL OF PROSPECTIVE REVERSE STOCK SPLIT

On June 13, 2008, the holders of a majority of the issued and outstanding shares of common stock of the Company approved a prospective amendment to the Certificate of Incorporation of the Company to effectuate a 1-for-4 reverse stock split of the issued and outstanding shares of common stock of the Company.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide the Company with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  The Company anticipates effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, the Company filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action.

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

Results of Operations for the Three Months Ended June 30, 2008 and 2007

Introduction

Our revenues for the second quarter of 2008 were significantly lower, as compared to the second quarter of 2007.

Revenues and Income (Loss) from Operations

Our revenue, operating expenses and net income (loss) from operations for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, are as follows:

	3 Months Ended June 30, 2008	3 Months Ended June 30, 2007	Percentage Change

Revenue	$-	$6,092	(100	) %
Operating expenses	16,806	15,496	8.5%

Net loss from operations	$(16,806)	$(9,404)	78.7%

Our revenues were $0 for the three month period ended June 30, 2008, as compared to $6,092 for the three month period ended June 30, 2007.  During the same time periods, our operating expenses increased by 8.5% because of professional fees associated with being a public, reporting company.  As a result, we had net loss from operations of $16,806 for the three month period ended June 30, 2008, as compared to net loss from operations of $9,404 for the three month period ended June 30, 2007.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2008, we had a net loss of $32,785 and cash flow from operating activities of $9,626.  Because our revenues are small, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2008, as compared to March 31, 2008, are as follows:

	June 30,	March 31,
	2008	2008

Cash	$11,597	$440
Total current assets	11,597	440
Total assets	12,424	1,329
Total current liabilities	53,148	24,747
Total liabilities	53,148	24,747

Cash Requirements

Our cash requirements are expected to remain consistent with our historical needs over the next 12 months.  During the six months ended June 30, 2008, we received total proceeds of $0 from the issuance of common stock.  Our cash is utilized primarily for professional fees associated with being a public, reporting company.

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

Sources and Uses of Cash

Operations and Financing

During the six months ended June 30, 2008, we generated a positive cash flow of $9,626.  Net cash from operating activities for the six months ended June 30, 2008 and 2007, were $9,626 and $(21,901), respectively.  Positive operating cash flows during the six months ended June 30, 2008 were primarily created by an increase of $43,763 in related party payables.
Net cash provided by financing activities for the six months ended June 30, 2008 and 2007, were $0 and $3,533, respectively.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

•
Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.   In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on that assessment, we believe that, as of June 30, 2008, the Company’s internal control over financial reporting is deficient based on those criteria for the reasons stated above.

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

ITEM 2                      Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three month period ended June 30, 2008.

ITEM 3                      Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4                      Submission of Matters to a Vote of Security Holders

On June 13, 2008, stockholders owning a majority of our issued and outstanding common stock approved, by written consent, in lieu of a special meeting of the stockholders, a prospective amendment to our Articles of Incorporation to effectuate a 1-for-4 reverse stock split of our issued and outstanding shares of common stock.  We anticipate that this amendment will become effective shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  The results of the voting were as follows:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
5,870,374	-0-	-0-	-0-	-0-

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

YaFarm Technologies, Inc.

August 19, 2008	By:	/s/ Zhiguang Zhang
Zhiguang Zhang
Chief Executive Officer