Form 10-Q
period 2008-09-30
YAFARM TECHNOLOGIES, INC.
filed 2008-11-19
CIK 1390329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-52739

YAFARM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5156305 (I.R.S. Employer Identification No.)
197 Route 18 South, Suite 3000, PMB 4157 East Brunswick, NJ (Address of principal executive offices)	08816 (Zip Code)
(732) 658-4280 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

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

Large accelerated filer  _______                                                                                                           Accelerated filer  ________

Non-accelerated filer                                                  Smaller reporting companyX

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes       No     X     .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes       No  .

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 14, 2008, there were 10,000,000 shares of common stock, $0.001 par value, issued and outstanding.

YAFARM TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1                      Financial Statements

YAFARM TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$4,812	$1,971
Accounts receivable, net	-	5,000
Total Current Assets	4,812	6,971

Fixed Assets
Computer equipment	3,308	3,308
Accumulated depreciation	(2,646)	(2,150)
Total Fixed Assets	662	1,158

Total Assets	$5,474	$8,129

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Liabilities
Current Liabilities
Accrued expenses and other payables	$2,502	$9,974
Related party payable	53,542	6,094
Total Current Liabilities	56,044	16,068
Long Term Liabilities	-	-
Total Long Term Liabilities	-	-

Total Liabilities	56,044	16,068

Stockholders' Equity (Deficit)
Convertible Preferred Stock -- 1,500,000 shares authorized having a par value of $.001 per share; 0 shares issued and outstanding
Preferred stock -- 10,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued and
outstanding
Common stock -- 100,000,000 shares authorized having a
par value of $.001 per share; 10,000,000 shares issued
and outstanding	10,000	10,000
Additional paid-in capital	26,188	26,188
Retained earnings (deficit)	(86,758)	(44,127)
Total Stockholders' Equity(Deficit)	(50,570)	(7,939)

Total Liabilities and Stockholders' Equity (Deficit)	$5,474	$8,129

The accompanying notes are an integral part of these financial statements

YAFARM TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Sept 30, 2008	30-Sep-07	Sept 30, 2008	30-Sep-07
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net of discounts	$-	$3,167	$-	$9,901
Operating Expenses	9,346	11,920	41,341	32,042
Net Income (Loss) from Operations	(9,346)	(8,753)	(38,839)	(22,141)
Other Income (Expense):	-		-
Interest expense	(500)	-	(1,290)	-
Total Other Income (Expense)	(500)	-	(1,290)	-
Net Income (Loss) before taxes	(9,846)	(8,753)	(42,631)	(22,141)
Provision for Income Taxes (Benefit)	-	(2,766)	-	(4,777)
Net Income (Loss)	$(9,846)	$(5,987)	$(42,631)	$(17,364)

Income (Loss) Per Share Basic and Fully Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding Basic and Fully Diluted	10,000,000	10,000,000	10,000,000	9,912,701

The accompanying notes are an integral part of these financial statements

YAFARM TECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	Sept 30, 2008	30-Sep-07
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income (Loss)	$(42,631)	$(17,364)
Adjustments to reconcile net income (loss)
to net cash from operating activities:
Depreciation and Amortization	496	268
(Increase)/Decrease-Receivables	5,000	(5,000)
(Increase)/Decrease-Prepaid Expenses	-	14,300
(Increase)/Decrease-Deferred Taxes	-	(4,828)
Increase/(Decrease)-Accrued Expenses	(7,472)	(1,161)
Increase/(Decrease)-Related Party Payables	47,448	(16,099)
Net Cash From Operating Activities	2,841	(29,884)

Cash Flows From Investing Activities
Purchase of Equipment	-	(1,184)
Net Cash From Investing Activities	-	(1,184)

Cash Flows From Financing Activities
Issuance of Common Stock	-	40,400
Professional Fees related to stock offering	-	(36,867)
Net Cash From Financing Activities	-	3,533
Net Increase (Decrease) in Cash	2,841	(27,535)
Beginning Cash Balance	1,971	35,716
Ending Cash Balance	$4,812	$8,181

The accompanying notes are an integral part of these financial statements

YAFARM TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

NOTE B- RELATED PARTY NOTE PAYABLE

On February 8, 2008, the Company borrowed $20,000 through the issuance of a Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The proceeds of the Note are used to pay for certain professional costs such as legal, accounting and listing services. The Company has accrued $1,290 of interest on the note during the nine months period ended September 30, 2008.  On November 1, 2008,   the Company signed a $32,252 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia and cash injection made by Columbia.

NOTE C- GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2008, the Company had an accumulated deficit of ($86,758), raising substantial doubt about its ability to continue as a going concern.

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

YAFARM TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

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
September 30, 2008
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

Results of Operations for the Three Months Ended September 30, 2008 and 2007

Introduction

We had no revenues for the third quarter of 2008, as compared to only $3,167 in revenues for the third quarter of 2007.

Revenues and Income (Loss) from Operations

Our revenue, operating expenses and net income (loss) from operations for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, are as follows:

	3 Months Ended September 30, 2008	3 Months Ended September 30, 2007	Percentage Change

Revenue	$-	$3,167	(100	) %
Operating expenses	9,346	11,920	(22	) %

Net loss from operations	$(9,346)	$(8,753)	(7	) %

Our revenues were $0 for the three month period ended September 30, 2008, as compared to $3,167 for the three month period ended September 30, 2007.  During the same time periods, our operating expenses decreased by 22%.  As a result, we had a net loss from operations of $9,346 for the three month period ended September 30, 2008, as compared to a net loss from operations of $8,753 for the three month period ended September 30, 2007.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2008, we had a net loss of $42,631 and cash flow from operating activities of $2,841.  Because our revenues are small, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2008, as compared to June 30, 2008, are as follows:

	September 30,	June 30,
	2008	2008

Cash	$4,812	$11,597
Total current assets	4,812	11,597
Total assets	5,474	12,424
Total current liabilities	56,044	53,148
Total liabilities	56,044	53,148

Cash Requirements

Our cash requirements are expected to remain consistent with our historical needs over the next 12 months.  During the nine months ended September 30, 2008, we received total proceeds of $0 from the issuance of common stock.  Our cash is utilized primarily for professional fees associated with being a public, reporting company.

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

Sources and Uses of Cash

Operations and Financing

During the nine months ended September 30, 2008, we generated a positive cash flow of $2,841.  Net cash from operating activities for the nine months ended September 30, 2008 and 2007, were $2,841 and $(29,844), respectively.  Positive operating cash flows during the nine months ended September 30, 2008 were primarily created by an increase of $47,448 in related party payables.

Net cash provided by financing activities for the nine months ended September 30, 2008 and 2007, were $0 and $3,533, respectively.

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

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4T	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report.

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

ITEM 2               Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three month period ended September 30, 2008.

ITEM 3               Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4               Submission of Matters to a Vote of Security Holders

There have been no events which are required to be reported under this Item.

ITEM 5               Other Information

None.

ITEM 6               Exhibits

(a)           Exhibits

2.1 (1)	Reorganization and Stock Purchase Agreement dated as of July 31, 2006, between the Company and YaFarm Group, LLC

3.1 (1)	Certificate of Incorporation of YaFarm Technologies, Inc., filed on June 16, 2006

3.2 (1)	Certificate of Amendment of Certificate of Incorporation of YaFarm Technologies, Inc., filed on June 28, 2006

3.3	Certificate of Designation of Series A Convertible Preferred Stock filed on June 9, 2008

3.4 (1)	Bylaws of YaFarm Technologies, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)           Incorporated by reference from our registration statement on Form SB-2, filed with theCommission on February 16, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YaFarm Technologies, Inc.

Dated: November 17, 2008	/s/ Zhiguang Zhang
By: Zhiguang Zhang
Its: Chief Executive Officer