Form 10-K
period 2008-12-31
YAFARM TECHNOLOGIES, INC.
filed 2009-04-09
CIK 1390329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number: 000-52739

YaFarm Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5156305 (I.R.S. Employer Identification No.)
197 Route 18 South, Suite 3000, PMB 4157 East Brunswick, NJ (Address of principal executive offices)	08816 (Zip Code)

Registrant’s telephone number, including area code: (732) 658-4280

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ____      No      X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes     X         No  ______

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     X         No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’'s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  _______                                                                                              Accelerated filer  ________

Non-accelerated filer                                                  Smaller reporting companyX

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes         No     X

Aggregate market value of the voting stock held by non-affiliates: $70,000 as based on last reported sales price of such stock.  The voting stock held by non-affiliates on that date consisted of 2,333,330 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes _____     No ______

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 31, 2009, there were 10,000,000 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

YAFARM TECHNOLOGIES, INC.

TABLE OF CONTENTS

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,”  “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

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

Our Strategy

Our strategic objective is to be a provider of standardized web solution services including web design and hosting products and services to small and medium-sized businesses, which we consider to be the most profitable segment of the web market.  We intend to profitably serve our target market by achieving scale and efficiency in our operations.  Our target market is large, growing rapidly, and may be served with standardized products and services.  Standardization of products and services permits the use of standardized processes and a higher degree of automation in many areas of operation, including the sales process.  This approach contrasts with that of many competitors that focus on providing labor-intensive, customized solutions to larger enterprises.  By delivering business-class web solutions in a scalable and efficient manner, we believe we can offer better value to our customers, leading to growing market share and profits.

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

Prospective Reverse Split

On June 13, 2008, the holders of a majority of our issued and outstanding shares of common stock approved a prospective amendment to our Certificate of Incorporation to effectuate a 1-for-4 reverse stock split of our issued and outstanding shares of common stock.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide us with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  We anticipate effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, we filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action.  As of December 31, 2008, no acquisition or merger has occurred and no reverse stock split has been effectuated.

Series A Convertible Preferred Stock

On June 9, 2008, we amended our Certificate of Incorporation with a Certificate of Designation of the Rights, Preferences, Privileges, and Restrictions, which had not been set forth in the Certificate of Incorporation or in any amendment thereto, of the Series A Convertible Preferred Stock of YaFarm Technologies, Inc.  The Certificate of Designation created a new series of preferred stock, consisting of 1,500,000 shares, each with an original issue price of $3.25 per share.   Each share of Series A Convertible Preferred Stock will automatically convert, without any action on the part of the holder into (i) twenty (20) shares of our common stock, and (ii) three (3) warrants to purchase our common stock, exercisable for a period of five (5) years, at an exercise price of $0.1875 per share, upon the closing of an acquisition of a company by us that (a) has net income of at least $2.4 million for the fiscal year immediately preceding the year of acquisition, and (b) results in our shareholders immediately prior to the closing of the acquisition owning less than 50% of our voting power immediately following the acquisition.  The holders of a majority of the Series A Convertible Preferred Stock may require that we redeem the Series A Convertible Preferred Stock at the original issue price of $3.25 if the acquisition transaction described above does not close on or before the date which is ninety (90) days from the date on which the first share of Series A Convertible Preferred Stock is issued by us.  Each outstanding share of Series A Convertible Preferred Stock is entitled to one (1) vote per share on all matters to which our shareholders are entitled or required to vote.  No shares of Series A Convertible Preferred Stock have been issued as of December 31, 2008.

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

We believe that new competitors, including large computer hardware, software, media and other technology and telecommunications companies will enter the web development and web hosting services markets, resulting in even greater competition for the Company.  There can be no assurance that the Company will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully.

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

ITEM 1A – RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year that have not been resolved.

ITEM 2 – PROPERTIES

We lease our principal executive and administrative offices located at 197 Route 18 South, Suite 3000, PMB 4157, East Brunswick, NJ 08816.  On February 1, 2007, we entered into a 12-month lease with Ragus Management Group, LLC.  Under the lease, we pay $118 per month as base rent and pay the office and shared space expenses based on actual usage.  Currently this lease is being renewed on a monthly basis.  The typical office is about 100 square feet and the total office space at 197 Route 18 South is about 1,000 square feet.

ITEM 3 - LEGAL PROCEEDINGS

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the last fiscal year.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol “YFRM.”  Our common stock did not trade during the years ended December 31, 2008 and 2007.  Our common stock is only expected to trade on a limited or sporadic basis and should not be deemed to constitute an established public trading market.  There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as provided by the Nasdaq Stock Markets, Inc.  The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low

2007	First Quarter	$0	$0
	Second Quarter	$0	$0
	Third Quarter	$0	$0
	Fourth Quarter	$0	$0

2008	First Quarter	$0	$0
	Second Quarter	$0	$0
	Third Quarter	$0	$0
	Fourth Quarter	$0	$0

2009	First Quarter (through February 27, 2009)	$0	$0

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of March 31, 2009, there were 10,000,000 shares of our common stock issued and outstanding and held by 51 holders of record.  We believe many of the shares of our common stock are held in “street name” and, therefore, we believe the actual number of shareholders is slightly higher.

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

Recent Issuance of Unregistered Securities

There were no unregistered sales of equity securities by the Company during the three month period ended December 31, 2008.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

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

Prospective Reverse Split

On June 13, 2008, the holders of a majority of our issued and outstanding shares of common stock approved a prospective amendment to our Certificate of Incorporation to effectuate a 1-for-4 reverse stock split of our issued and outstanding shares of common stock.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide us with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  We anticipate effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, we filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action.  As of December 31, 2008, no acquisition or merger has occurred and no reverse stock split has been effectuated.

Series A Convertible Preferred Stock

On June 9, 2008, we amended our Certificate of Incorporation with a Certificate of Designation of the Rights, Preferences, Privileges, and Restrictions, which had not been set forth in the Certificate of Incorporation or in any amendment thereto, of the Series A Convertible Preferred Stock of YaFarm Technologies, Inc.  The Certificate of Designation created a new series of preferred stock, consisting of 1,500,000 shares, each with an original issue price of $3.25 per share.   Each share of Series A Convertible Preferred Stock will automatically convert, without any action on the part of the holder into (i) twenty (20) shares of our common stock, and (ii) three (3) warrants to purchase our common stock, exercisable for a period of five (5) years, at an exercise price of $0.1875 per share, upon the closing of an acquisition of a company by us that (a) has net income of at least $2.4 million for the fiscal year immediately preceding the year of acquisition, and (b) results in our shareholders immediately prior to the closing of the acquisition owning less than 50% of our voting power immediately following the acquisition.  The holders of a majority of the Series A Convertible Preferred Stock may require that we redeem the Series A Convertible Preferred Stock at the original issue price of $3.25 if the acquisition transaction described above does not close on or before the date which is ninety (90) days from the date on which the first share of Series A Convertible Preferred Stock is issued by us.  Each outstanding share of Series A Convertible Preferred Stock is entitled to one (1) vote per share on all matters to which our shareholders are entitled or required to vote.  No shares of Series A Convertible Preferred Stock have been issued as of December 31, 2008.

Year ended December 31, 2008 compared to the Year ended December 31, 2007

Results of Operations

Introduction

We generated no revenues in 2008, while our operating expenses only decreased slightly as compared to 2007.  As a result, our net loss for 2008 was greater than our net loss for 2007.

Revenues and Income (Loss) from Operations

Our revenue, operating expenses and net income (loss) from operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007 are as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Percentage Change Increase (Decrease)

Revenue	$-	$9,807	(100.0	) %
Operating expenses	47,854	52,115	(8.2	) %

Net Income (loss) from operations	$(47,854)	$(42,308)	13.1%

We generated no revenues during the year ended December 31, 2008 because of the loss of a key employee.  During the year ended December 31, 2008 as compared to the year ended December 31, 2007, our operating expenses decreased by $4,261 in proportion to our decrease in revenues.  As a result, we had a net loss from operations of $47,854 for the year ended December 31, 2008, as compared to a net loss from operations of $42,308 for the year ended December 31, 2007.

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2008, we had a net loss of $50,176 and cash flow from operations of $(14,833).  Because our revenues are small, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2008 as compared to December 31, 2007, are as follows:

	December 31,	December 31,
	2008	2007

Cash	$9,132	$1,971
Total current assets	9,132	6,971
Total assets	9,701	8,129
Total current liabilities	67,816	16,068
Total liabilities	67,816	16,068

Cash Requirements

Our cash requirements are expected to remain consistent with our historical needs over the next 12 months.  Our cash is utilized primarily for professional fees associated with operating as a fully reporting public company.

On February 8, 2008, the Company borrowed $20,000 through the issuance of a Note to Columbia China Capital Group, Inc., an affiliated party and the majority shareholder of the Company. The Note carries 10% interest per annum for a term of one year.

On November 1, 2008, the Company issued a $32,252 Note to Columbia China Capital Group, Inc., which Note carries 10% interest per annum for a term of one year.  In addition, on December 31, 2008, the Company issued a $9,994 Note to Columbia China Capital Group, Inc., which Note carries 10% interest per annum for a term of one year.  These Notes were issued to Columbia China Capital Group, Inc. for a cash injection into the Company and for expenses paid by Columbia China Capital Group, Inc. in behalf of the Company.  The proceeds of the Notes were used to pay for certain professional costs such as legal, accounting and listing services.  Total cash received by the Company was $21,994, whereas expenses paid directly by Columbia China Capital Group, Inc. on behalf of the Company comprise the remaining balance.

Beyond the next 12 months, our cash needs are anticipated to remain relatively constant.  We anticipate fulfilling our cash needs primarily through the sale of our common stock or the issuance of debt securities.  We cannot estimate what our cash needs will be in the future, other than the approximately $50,000 annually we anticipate spending on the cost of being a publicly registered company, and we have not entered into any discussions concerning the sale of our common stock in the future.

Sources and Uses of Cash

Operations, Investing and Financing

During the year ended December 31, 2008, we generated cash flow of $7,161.  This was a result of net cash provided by financing activities of $21,994.  Net cash used in operating activities consisted primarily of an increase of $36,480 in expenses paid by a related party and a decrease of $5,000 in receivables, which was fully offset by a net loss of $50,176 and a decrease of $6,726 in accrued expenses.  We anticipate that we will continue to operate at a loss until we are able to obtain substantial financing or acquire a profitable business.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A(T) – CONTROLS AND PROCEDURES

(a)              Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

(b)              Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2008, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending December 31, 2008.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

3.           We had a significant number of audit adjustments this fiscal year.  Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information.  The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls.  Management evaluated the impact of our significant number of audit adjustments this year and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

(c)              Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent registered public accounting firm, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments.

(d)              Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(e)           Auditor’s Attestation Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

In accordance with current SEC guidelines, our external auditors are required to provide their initial attestation in our Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

ITEM 9B – OTHER INFORMATION

           There are no events required to be disclosed under this Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the date such person became a director or executive officer. Our executive officers are appointed by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Zhiguang Zhang	43	Chief Executive Officer and Director (2006)

Hong Zhao	38	President, Secretary, Chief Financial Officer, and Chairwoman of the Board of Directors (2006)

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

Hong Zhao, age 38, is our President, Secretary, Chief Financial Officer, and Chairwoman of the Board of Directors, and has held these positions since July 2006.  Ms. Zhao is the vice president of Columbia China Capital Group, Inc., a greater-than-10% shareholder of the Company, and a corporate finance firm targeting cross-border merger and acquisitions, public listing and private placement opportunities.  In addition, she is the Chief Executive Officer, Secretary, Chief Financial Officer, and Chairwoman of the Board of Directors of The Fashion Fantasia Company, a New Jersey corporation with a class of securities registered pursuant to section 12 of the Exchange Act.  Ms. Zhao was previously a founding member of Performance-Based.com, a leading New York City based human resources relation service provider.  Ms. Zhao graduated from City College, CUNY with a M.S. in computer science degree.  She obtained her B.S. degree from Tianjin University, Tianjin, China.

Other Directorships

Other than as set forth above, none of our officers and directors is a director of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Audit Committee

We do not currently have an audit committee financial expert.

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

To the Company’s knowledge, none of the current required parties are delinquent in their 16(a) filings.

Board Meetings

During the fiscal year ended December 31, 2008, the Board of Directors did not formally meet but took written action on numerous occasions.  The written actions were by unanimous consent.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2008 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Zhiguang Zhang	2008	-	-	-	-	-	-	-	-
Director and CEO	2007	-	-	-	-	-	-	-	-

Hong Zhao	2008	-	-	-	-	-	-	-	-
President, Secretary, CFO	2007	-	-	-	-	-	-	-	-

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment.

Employment Contracts

As of December 31, 2008, there were no employment agreements in place covering any of our executive officers.

Other Compensation

None.

Director Compensation

The following table sets forth director compensation as of December 31, 2008:

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2008:

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not currently have any equity compensation plans.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2009, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address	Nature of Affiliation	Common Stock Ownership	Percentage of Common Stock Ownership (1)
Hong Zhao (2) 22 Berkshire Way, East Brunswick, NJ 08816	President, Secretary, Chief Financial Officer, and Chairwoman of the Board of Directors	-0-	0%

Zhiguang Zhang (3) 2 Apache Court, East Brunswick, NJ 08816	Chief Executive Officer and Director	500,000	5.0%

Columbia China Capital Group, Inc. (2) P.O. Box 936 East Brunswick, NJ 08816	5% Owner	5,370,374	53.7%

Andrew Han 32 Independence Drive New Hyde Park, NY 11040	5% Owner	1,296,296	13.0%

CH Capital, LLC (4) 18101 Von Karman Ave., Suite 330 Irvine, CA 92612	5% Owner	500,000	5.0%

Jie Geng (3) 2 Apache Court, East Brunswick, NJ 08816	5% Owner	500,000	5.0%

All Officers and Directors as a Group (2 Persons)		500,000	5.0%

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

The issuer is not aware of any person who owns of record, or is known to own beneficially, ten percent or more of the outstanding securities of any class of the issuer, other than as set forth above.  There are no classes of stock other than common stock issued or outstanding.

Other than as set forth above, none of these parties owns, in the aggregate and including shares of our common stock that may be acquired upon exercise of their warrants, more than five percent (5%) of our common stock.

There are no current arrangements which will result in a change in control.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

(a)             Zhiguang Zhang, our Chief Executive Officer and Director, is married to Jie Geng, our consultant.  Together, they are the beneficial owners of 1,000,000 shares or 10% of the Company.

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

(d)             During the year ended December 31, 2007, we borrowed $6,094 from a shareholder to pay for certain professional costs. The balance of the related party payable as of December 31, 2007 was $6,094.  The note is due on demand and interest free.

(e)             On February 8, 2008, we borrowed $20,000 through the issuance of a Note to Columbia China Capital Group, Inc., our majority shareholder. The Note carries 10% interest per annum for a term of one year.  The proceeds of the Note were used to pay for certain professional costs such as legal, accounting and listing services.  On November 1, 2008, the Company signed a $32,252 Note to Columbia China Capital Group, Inc., our majority shareholder. The Note carries 10% interest per annum for a term of one year. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia and cash injection made by Columbia. On December 31, 2008, the Company signed a $9,994 Note to Columbia China Capital Group, Inc., our majority shareholder. The Note carries 10% interest per annum for a term of one year. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia and cash injection made by Columbia. For the year ended December 31, 2008, total interest of $2,322 was accrued related to the notes issued to Columbia China Capital Group.

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

We do not have a written policy concerning the review, approval, or ratification of transactions with related persons.

We do not have an audit, compensation, or nominating committee, and none of our Directors are considered independent.

We have not had a promoter during the last five fiscal years.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $14,336 and $10,108, respectively.

Audit - Related Fees

The aggregate fees billed in the fiscal year ended December 31, 2008 for professional services rendered by the principal accountant for the review of the financial statements included in our Forms 10-Q for the quarterly periods ended March 31, 2008, June 30, 2008 and September 30, 2008 were $6,122.

Tax Fees

For the fiscal years ended December 31, 2008 and 2007, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

None.
PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)                      Financial Statements

The following financial statements are filed as part of this report:

(a)(2)         Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)         Exhibits

Refer to (b) below.

(b)              Exhibits

2.1 (1)	Reorganization and Stock Purchase Agreement dated as of July 31, 2006, between the Company and YaFarm Group, LLC

3.1 (1)	Certificate of Incorporation of YaFarm Technologies, Inc., filed on June 16, 2006

3.2 (1)	Certificate of Amendment of Certificate of Incorporation of YaFarm Technologies, Inc., filed on June 28, 2006

3.3 (1)	Bylaws of YaFarm Technologies, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our registration statement on Form SB-2, filed with the Commission on February 16, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YaFarm Technologies, Inc.

Dated: April 9, 2009		/s/ Zhiguang Zhang
	By:	Zhiguang Zhang
	Its:	Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 9, 2009		/s/ Zhiguang Zhang
	By:	Zhiguang Zhang
	Its:	Chief Executive Officer and Director

Dated: April 9, 2009		/s/ Hong Zhao
	By:	Hong Zhao
	Its:	President, Secretary, Chief Financial Officer, and Chairwoman of the Board of Directors

Financial Statements and Report of

Independent Registered Public Accounting Firm

YAFARM TECHNOLOGIES, INC.

Fiscal Years Ended December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
YaFarm Technologies, Inc.

We have audited the accompanying consolidated balance sheets of YaFarm Technologies, Inc. and its wholly owned subsidiary YaFarm Group, LLC as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YaFarm Technologies, Inc. and its wholly owned subsidiary YaFarm Group, LLC as of December 31, 2008 and 2007, and the results of operations and cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming YaFarm Technologies, Inc. will continue as a going concern.  As discussed in Note G to the financial statements, the Company has accumulated losses and negative cash flow from operations and a deficit in working capital.  These issues raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note G.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC

Salt Lake City, Utah
March 31, 2009

YAFARM TECHNOLOGIES, INC.
Consolidated Balance Sheets As of December 31, 2008 and 2007

	12/31/2008	12/31/2007

ASSETS

Current Assets
Cash and cash equivalents	$9,132	$1,971
Account receivable, net	-	5,000
Total Current Assets	9,132	6,971

Property and Equipment
Computer equipment	3,308	3,308
Accumulated depreciation	(2,739)	(2,150)
Total Property and Equipment	569	1,158

Total Assets	$9,701	$8,129

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accrued expenses and other payables	$3,248	$9,974
Related party payable	64,568	6,094
Total Current Liabilities	67,816	16,068
Long Term Liabilities	-	-
Total Long Term Liabilities	-	-

Total Liabilities	67,816	16,068

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible Preferred stock -- 1,500,000 shares authorized having a par value of $.001 per share; 0 shares issued and outstanding	-	-
Preferred stock -- 10,000,000 shares authorized having a par value of $.001 per share; 0 shares issued and
outstanding	-	-
Common stock -- 100,000,000 shares authorized having a par value of $.001 per share; 10,000,000 shares issued
and outstanding	10,000	10,000
Additional paid-in capital	26,188	26,188
Accumulated deficit	(94,303)	(44,127)
Total Stockholders' Equity (Deficit)	(58,115)	(7,939)

Total Liabilities and Stockholders' Equity (Deficit)	$9,701	$8,129

See Accompanying notes to financial statements

YAFARM TECHNOLOGIES, INC.

Consolidated Statements of Operations
For the years ended December 31, 2008 and 2007

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2008	2007

Revenues, net of discounts	$-	$9,807
Operating Expenses	47,854	52,115
Net Income (Loss) from Operations	(47,854)	(42,308)
Other Income (Expense)	-	94
Interest Expense	(2,322)	-
Total Other Income (Expense)	(2,322)	94
Net Income (Loss) before taxes	(50,176)	(42,214)
Provision for Income Taxes	-	786
Net Income (Loss)	$(50,176)	$(43,000)

Income (Loss) Per Share Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding Basic and Diluted	10,000,000	9,901,856

See Accompanying notes to financial statements

YAFARM TECHNOLOGIES, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2008 and 2007

	Number of	Common	Additional	Retained	Net
	Common	Stocks	Paid-in	Earnings	Stockholders'
	Stocks		Capital	(Deficit)	Equity
Balance, January 1, 2007	8,419,896	$8,420	$24,235	$(1,127)	$31,528
Common stock issued at $0.03 per
share in exchange for cash, net
of commissions	1,580,104	1,580	38,820		40,400
Professional fees incurred
directly related to the stock
offering			(36,867)		(36,867)
Net loss for 2007				(43,000)	(43,000)
Balance, December 31, 2007	10,000,000	$10,000	$26,188	$(44,127)	$(7,939)
Net loss for 2008				(50,176)	(50,176)
Balance, December 31, 2008	10,000,000	$10,000	$26,188	$(94,303)	$(58,115)

See Accompanying notes to financial statements

YAFARM TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows For the years ended December 31, 2008 and 2007

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2008	2007
Cash Flows From Operating Activities
Net Income (Loss)	$(50,176)	$(43,000)
Adjustments to reconcile net income (loss)
to net cash from operating activities	-	-
Depreciation	589	468
(Increase)/Decrease-Receivables	5,000	(5,000)
(Increase)/Decrease-Prepaid Expenses	-	14,300
(Increase)/Decrease-Deferred Taxes	-	113
Increase/(Decrease)-Accrued Expenses	(6,726)	7,029
Expenses Paid by Shareholder	36,480	(10,005)
Net Cash Flow From Operating Activities	(14,833)	(36,095)

Cash Flow From Investing Activities
Purchase of Property and Equipment	-	(1,183)
Net Cash Flow From Investing Activities	-	(1,183)

Cash Flow From Financing Activities
Proceeds from Related Party Notes	21,994	-
Proceeds from issuance of Common Stock	-	40,400
Professional Fees related to stock offering	-	(36,867)
Net Cash From Financing Activities	21,994	3,533
Net Increase (Decrease) in Cash	7,161	(33,745)
Beginning Cash Balance	1,971	35,716
Ending Cash Balance	$9,132	$1,971

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	-	-
Cash paid during the year for income taxes	-	-

See Accompanying notes to financial statements

YAFARM TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE A Summary of Significant Accounting Policies

Company Background

YaFarm Technologies, Inc. was formed as a corporation under the laws of the State of Delaware on June 16, 2006. On July 31, 2006, YaFarm Technologies, Inc. acquired YaFarm Group, LLC, a limited liability company formed under the laws of the State of New Jersey on November 13, 2003. The acquisition was accounted for as a reverse merger.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents are comprised of cash on hand or on deposit in banks and all highly liquid debt instruments purchased with a maturity of three months or less. The Company had a cash balance of $9,132 as of December 31, 2008.

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

Fees for development of web sites are negotiated based on the level of detail and features desired by the customer. Half of the fee is generally billed when the contract is entered. The remaining fee is due upon completion of the customers working web site.  Revenue is recognized in accordance with the requirements of SAB 104, which generally results in recognition of revenue when the project is completed.  There were no unfinished projects in progress as of December 31, 2008. Historically, maintenance work and the associated costs have been minimal. Deposits received prior to the commencement of the projects are recorded as deferred revenues. As of December 31, 2008, deferred revenues were $0.

Bad Debt and allowance for doubtful accounts

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio. The Company provides an allowance for doubtful accounts which, based upon management’s evaluation of numerous factors, including economic conditions, a predictive analysis of the outcome of the current portfolio and prior credit loss experience, is deemed adequate to cover reasonably expected losses inherent in outstanding receivables. The allowance was $0 as of December 31, 2008 and 2007.

Impact of New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expends disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS 157 were originally to be effective beginning January 1, 2008.  Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in consolidated financial statements on a non-recurring basis.  The Company is currently evaluating the input of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the double-declining balance method over the useful lives of the related assets. See Note C. Expenditures for maintenance and repairs are charged to expense as incurred.

Basic and Diluted Income (Loss) Per Share

Basic and diluted net income (loss) per common share has been calculated by dividing the net income (loss) for the year by the basic and diluted weighted average number of shares outstanding assuming that the capital structure in place subsequent to the reverse merger had occurred as of the beginning of the first period presented. There are no dilutive investments outstanding as of the balance sheet date. Therefore, basic and diluted weighted average shares are the same for the years ended December 31, 2008 and 2007.

Advertising Costs

All advertising costs are expensed when incurred.  There was no advertising expense for the years ended December 31, 2008 and 2007.

NOTE B Accounting for Income Taxes

The provision for income taxes consists of the following:

	12/31/2008	12/31/2007
Provision for Income Taxes
Current Taxes	$-	$500
Deferred Taxes	-	286

Total Provision for Income Taxes	$-	$786

YaFarm Technologies, Inc uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $93,347 at December 31, 2008, and will expire in the years 2026 through 2028.

At December 31, 2008, deferred taxes consisted of the following:

	Current	Noncurrent
Deferred tax assets
Net operating losses	$-	$20,070
Valuation allowance	-	(20,070)
Net deferred tax asset	-	-

Deferred tax liabilities	-	-

Net deferred taxes	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Because of the lack of visibility as to the Company’s earning ability in the near future, the Company has established a valuation allowance for all future deductible net operating loss carry forwards. The valuation allowance has increased $10,818 from $9,252, as of December 31, 2008.

Net operating loss (“NOL”) carryforwards expire according to the following:

Year of NOL	NOL	Expires
2008	$50,176	2028
2007	42,196	2027
2006	975	2026

Total	$93,347

A reconciliation between income taxes at statutory tax rates (15%) and the actual income tax provision for continuing operations as of December 31, 2008 and 2007 follows:

	12/31/2008	12/31/2007
Expected Provision(Benefit) (based on statutory rate)	$(7,526)	$(6,332)
Effect of:
State taxes, net of federal benefit	(3,292)	(2,199)
Permanent Differences	0	65
Income taxed to members of LLC prior to reverse merger	-	-
Increase/(decrease) in valuation allowance	10,818	9,252
Total actual provision	$0	$786

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company continues to incur net operating losses as disclosed above.  Since it is not thought that these net operating loss carry forwards will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.  A reconciliation of our unrecognized tax benefits for 2008 is presented as follows:

Balance as of January 1, 2008	$0
Additions based on tax positions related to the current year	0
Additions based on tax positions related to prior years	—
Reductions for tax positions of prior years	—
Reductions due to expiration of statute of limitations	—
Settlements with taxing authorities	—

Balance as of December 31, 2008	$0

The Company has filed income tax returns in the U.S. federal jurisdiction and Delaware state jurisdictions.  The Company is subject to U.S. federal tax examinations of all tax returns since inception on June 16, 2006.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2008 and 2007, the Company recognized no interest and penalties.  The Company had no payments of interest and penalties accrued at December 31, 2008 and 2007, respectively.

NOTE C Property and Equipment

As of December 31, 2008, the Company had a net balance of fixed assets in the amount of $569. The fixed assets consist of computer and photo equipment. These assets are being depreciated over 5 years.  Depreciation expense was $589 and $468, for the years ended December 31, 2008 and 2007, respectively.

NOTE D Related Party Payable

On February 8, 2008, the Company borrowed $20,000 through the issuance of a Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The proceeds of the Note are used to pay for certain professional costs such as legal, accounting and listing services.  On November 1, 2008, the Company signed a $32,252 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia and cash injection made by Columbia. On December 31, 2008, the Company signed a $9,994 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia and cash injection made by Columbia. For the year ended on December 31, 2008, total interest of $2,322 was accrued related to the notes issued to Columbia China Capital Group. The balance due to this party, including accrued interest, as of December 31, 2008 was $64,568.

NOTE E  Amendment to Articles of Incorporation

On June 9, 2008, the Company amended its Certificate of Incorporation with a Certificate of Designation of the Rights, Preferences, Privileges, and Restrictions, which had not been set forth in the Certificate of Incorporation or in any amendment thereto, of the Series A Convertible Preferred Stock of YaFarm Technologies, Inc.  The Certificate of Designation created a new series of preferred stock, consisting of 1,500,000 shares, each with an original issue price of $3.25 per share.   Each share of Series A Convertible Preferred Stock will automatically convert, without any action on the part of the holder into (i) twenty (20) shares of common stock of the Company, and (ii) three (3) warrants to purchase common stock of the Company, exercisable for a period of five (5) years, at an exercise price of $0.1875 per share, upon the closing of an acquisition of a company by the Company that (a) has net income of at least $2.4 million for the fiscal year immediately preceding the year of acquisition, and (b) results in the shareholders of the Company immediately prior to the closing of the acquisition owning less than 50% of the voting power of the Company immediately following the acquisition.  The holders of a majority of the Series A Convertible Preferred Stock may require that the Corporation redeem the Series A Convertible Preferred Stock at the original issue price of $3.25 if the acquisition transaction described above does not close on or before the date which is ninety (90) days from the date on which the first share of Series A Convertible Preferred Stock is issued by the Company.  Each outstanding share of Series A Convertible Preferred Stock is entitled to one (1) vote per share on all matters to which the shareholders of the Company are entitled or required to vote.  No shares of Series A Convertible Preferred Stock have been issued as of December 31, 2008.

NOTE F Approval of Prospective Reverse Stock Split

On June 13, 2008, the holders of a majority of the issued and outstanding shares of common stock of the Company approved a prospective amendment to the Certificate of Incorporation of the Company to effectuate a 1-for-4 reverse stock split of the issued and outstanding shares of common stock of the Company.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide the Company with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  The Company anticipates effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, the Company filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action.  As of December 31, 2008 no acquisition or merger has occurred and no reverse stock split has been effectuated.

NOTE G Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of December 31, 2008, the Company had an accumulated deficit of ($94,303), and negative working capital of $58,684 raising substantial doubt about its ability to continue as a going concern.

Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining additional funding from the sale of the Company’s securities and establishing revenues; and/or (2) completing an acquisition or merger with a future, as yet unidentified, company or companies.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  Should we be unsuccessful, the Company may need to discontinue its operations.

NOTE H Operating Leases

Effective February 2007, the Company entered into an operating lease agreement to lease an office space.  The lease is being renewed on a monthly basis with payments of $118 per month.