Form 10-Q
period 2009-03-31
YAFARM TECHNOLOGIES, INC.
filed 2009-05-20
CIK 1390329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                                  Accelerated filer  ☐

Non-accelerated filer    ☐                                                  Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐     No ☒.

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 19, 2009, there were 10,000,000 shares of common stock, $0.001 par value, issued and outstanding.

YAFARM TECHNOLOGIES, INC.

TABLE OF CONTENTS

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

ITEM 1                      Financial Statements

YAFARM TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2009

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$3,440	$9,132
Total Current Assets	3,440	9,132

Property and Equipment
Computer equipment	3,308	3,308
Accumulated depreciation	(2,904)	(2,739)
Total Property and Equipment	404	569

Total Assets	$3,844	$9,701

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Liabilities
Current Liabilities
Accrued expenses and other payables	$4,706	$3,248
Related party payable	66,182	64,568
Total Current Liabilities	70,888	67,816
Long Term Liabilities	-	-
Total Long Term Liabilities	-	-

Total Liabilities	70,888	67,816

Stockholders' Equity (Deficit)	67,448	58,684
Convertible Preferred Stock -- 1,500,000 shares authorized having a par value of $.001 per share; 0 shares issued and outstanding
Preferred stock -- 10,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued and
outstanding
Common stock -- 100,000,000 shares authorized having a
par value of $.001 per share; 10,000,000 shares issued
and outstanding	10,000	10,000
Additional paid-in capital	26,188	26,188
Accumulated deficit	(103,232)	(94,303)
Total Stockholders' Equity (Deficit)	(67,044)	(58,115)

Total Liabilities and Stockholders' Equity (Deficit)	$3,844	$9,701

The accompanying notes are an integral part of these financial statements

YAFARM TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	For the Three Months Ended March 31, 2009 (Unaudited)	For the Three Months Ended March 31, 2008 (Unaudited)

Revenues, net of discounts	$-	$-
Operating Expenses	7,315	15,189
Net Income (Loss) from Operations	(7,315)	(15,189)
Other Income (Expense)	-	-
Interest Expense	(1,614)	(290)
Total Other Income (Expense)	(1,614)	(290)
Net Income (Loss) before taxes	(8,929)	(15,479)
Provision for Income Taxes (Benefit)	-	-
Net Income (Loss)	$(8,929)	$(15,479)

Income (Loss) Per Share Basic and Fully Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding Basic and Fully Diluted	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements

YAFARM TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	For the Three Months Ended March 31, 2009 (Unaudited)	For the Three Months Ended March 31, 2008 (Unaudited)
Cash Flows From Operating Activities
Net Income (Loss)	$(8,929)	$(15,479)
Adjustments to reconcile net income (loss)
to net cash from operating activities:
Depreciation and Amortization	165	269
(Increase)/Decrease-Receivables	-	5,000
Increase/(Decrease)-Accrued Expenses	1,458	(9,974)
Increase/(Decrease)-Related Party Payables	1,614	(1,347)
Net Cash From Operating Activities	(5,692)	(21,531)

Cash Flows From Financing Activities
Proceeds from related party note payable	-	20,000
Net Cash From Financing Activities	-	20,000
Net Increase (Decrease) in Cash	(5,692)	(1,531)
Beginning Cash Balance	9,132	1,971
Ending Cash Balance	$3,440	$440

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

YAFARM TECHNOLOGIES, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE A – PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.

YaFarm Technologies, Inc. was formed as a corporation under the laws of the State of Delaware on June 16, 2006. On July 31, 2006, YaFarm Technologies, Inc. acquired YaFarm Group, LLC, a limited liability company formed under the laws of the State of New Jersey on November 13, 2003. The acquisition was accounted for as a reverse merger.

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141(R), "Business Combinations." SFAS No. 141(R) changes the accounting for and reporting of business combination transactions in the following way: Recognition with certain exceptions, of 100% of the fair values of assets acquired, liabilities assumed, and non controlling interests of acquired businesses; measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings; recognition of pre-acquisition gain and loss contingencies at their acquisition date fair value; capitalization of in-process research and development (IPR&D) assets acquired at acquisition date fair value; recognition of acquisition-related transaction costs as expense when incurred; recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in Statement No. 146 are met as of the acquisition date; and recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense. SFAS No. 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption prohibited. The adoption of SFAS No. 141(R) will affect valuation of business acquisitions made in 2009 and forward.  The Company adopted SFAS No. 141(R) on January 1, 2009, with no impact to the financial results.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interest in Consolidated Financial Statements - an Amendment of ARB 51" (SFAS 160). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SAFS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted SFAS No. 160 on January 1, 2009, with no impact to the financial results.

YAFARM TECHNOLOGIES, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Pursuant to the transition provisions of the Statement, the Company adopted SFAS No. 161 on January 1, 2009. This Statement does not impact the financial results as it is disclosure-only in nature.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities.  This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company adopted SFAS No. 163 on January 1, 2009, with no impact to the financial results.

NOTE C – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2009, the Company had an accumulated deficit of ($103,232), raising substantial doubt about its ability to continue as a going concern.

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

NOTE D – RELATED PARTY PAYABLE

On February 8, 2008, the Company borrowed $20,000 through the issuance of a Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The proceeds of the Note were used to pay for certain professional costs such as legal, accounting and listing services. On November 1, 2008, the Company signed a $32,252 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia and cash injection made by Columbia. On December 31, 2008, the Company signed a $9,994 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia and cash injection made by Columbia. For the quarter ended on March 31, 2009, total interest of $1,614 was accrued related to the notes issued to Columbia China Capital Group.  The balance due to this party, including accrued interest, as of March 31, 2009 was $66,182.

YAFARM TECHNOLOGIES, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE E – AMENDMENT TO ARTICLES OF INCORPORATION

On June 9, 2008, the Company amended its Certificate of Incorporation with a Certificate of Designation of the Rights, Preferences, Privileges, and Restrictions, which had not been set forth in the Certificate of Incorporation or in any amendment thereto, of the Series A Convertible Preferred Stock of YaFarm Technologies, Inc.  The Certificate of Designation created a new series of preferred stock, consisting of 1,500,000 shares, each with an original issue price of $3.25 per share.   Each share of Series A Convertible Preferred Stock will automatically convert, without any action on the part of the holder into (i) twenty (20) shares of common stock of the Company, and (ii) three (3) warrants to purchase common stock of the Company, exercisable for a period of five (5) years, at an exercise price of $0.1875 per share, upon the closing of an acquisition of a company by the Company that (a) has net income of at least $2.4 million for the fiscal year immediately preceding the year of acquisition, and (b) results in the shareholders of the Company immediately prior to the closing of the acquisition owning less than 50% of the voting power of the Company immediately following the acquisition.  The holders of a majority of the Series A Convertible Preferred Stock may require that the Corporation redeem the Series A Convertible Preferred Stock at the original issue price of $3.25 if the acquisition transaction described above does not close on or before the date which is ninety (90) days from the date on which the first share of Series A Convertible Preferred Stock is issued by the Company.  Each outstanding share of Series A Convertible Preferred Stock is entitled to one (1) vote per share on all matters to which the shareholders of the Company are entitled or required to vote.  No shares of Series A Convertible Preferred Stock have been issued as of March 31, 2009.

NOTE F – APPROVAL OF PROSPECTIVE REVERSE STOCK SPLIT

On June 13, 2008, the holders of a majority of the issued and outstanding shares of common stock of the Company approved a prospective amendment to the Certificate of Incorporation of the Company to effectuate a 1-for-4 reverse stock split of the issued and outstanding shares of common stock of the Company.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide the Company with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  The Company anticipates effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, the Company filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action.  As of March 31, 2009 no acquisition or merger has occurred and no reverse stock split has been effectuated.

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

Prospective Reverse Split

On June 13, 2008, the holders of a majority of our issued and outstanding shares of common stock approved a prospective amendment to our Certificate of Incorporation to effectuate a 1-for-4 reverse stock split of our issued and outstanding shares of common stock.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide us with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  We anticipate effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, we filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action.  As of March 31, 2009, no acquisition or merger has occurred and no reverse stock split has been effectuated.

Series A Convertible Preferred Stock

On June 9, 2008, we amended our Certificate of Incorporation with a Certificate of Designation of the Rights, Preferences, Privileges, and Restrictions, which had not been set forth in the Certificate of Incorporation or in any amendment thereto, of the Series A Convertible Preferred Stock of YaFarm Technologies, Inc.  The Certificate of Designation created a new series of preferred stock, consisting of 1,500,000 shares, each with an original issue price of $3.25 per share.   Each share of Series A Convertible Preferred Stock will automatically convert, without any action on the part of the holder into (i) twenty (20) shares of our common stock, and (ii) three (3) warrants to purchase our common stock, exercisable for a period of five (5) years, at an exercise price of $0.1875 per share, upon the closing of an acquisition of a company by us that (a) has net income of at least $2.4 million for the fiscal year immediately preceding the year of acquisition, and (b) results in our shareholders immediately prior to the closing of the acquisition owning less than 50% of our voting power immediately following the acquisition.  The holders of a majority of the Series A Convertible Preferred Stock may require that we redeem the Series A Convertible Preferred Stock at the original issue price of $3.25 if the acquisition transaction described above does not close on or before the date which is ninety (90) days from the date on which the first share of Series A Convertible Preferred Stock is issued by us.  Each outstanding share of Series A Convertible Preferred Stock is entitled to one (1) vote per share on all matters to which our shareholders are entitled or required to vote.  No shares of Series A Convertible Preferred Stock have been issued as of March 31, 2009.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Introduction

We generated no revenues during the first quarters of 2009 and 2008, while our operating expenses during the first quarter of 2009 were substantially lower, as compared to the first quarter of 2008.  As a result, our net loss for the first quarter of 2009 was less than our net loss for the first quarter of 2008.

Revenues and Income (Loss) from Operations

Our revenue, operating expenses and net income (loss) from operations for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, are as follows:

	3 Months Ended March 31, 2009	3 Months Ended March 31, 2008	Percentage Change

Revenue	$-	$-	-%
Operating expenses	7,315	15,189	(51.8	) %

Net loss from operations	$(7,315)	$(15,189)	(51.8	) %

We generated no revenues during the three month periods ended March 31, 2009 and 2008 because of the loss of a key employee.  During the same time periods, our operating expenses decreased by 51.8%.  As a result, we had net loss from operations of $7,315 for the three month period ended March 31, 2009, as compared to net loss from operations of $15,189 for the three month period ended March 31, 2008.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2009, we had a net loss of $8,929 and a negative cash flow from operations of $5,692.  Because our revenues are small, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2009, as compared to December 31, 2008, are as follows:

	March 31,	December 31,
	2009	2008

Cash	$3,440	$9,132
Total current assets	3,440	9,132
Total assets	3,844	9,701
Total current liabilities	70,888	67,816
Total liabilities	70,888	67,816

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

Sources and Uses of Cash

Operations and Financing

During the three months ended March 31, 2009, we generated a negative cash flow of $5,692.  Net cash used in operating activities for the three months ended March 31, 2009 and 2008, were $5,692 and $21,531, respectively.  Negative operating cash flows during the three months ended March 31, 2009 consisted primarily of a net loss of $8,929, which was partially offset by an increase of $1,458 in accrued expenses and an increase of $1,614 in related party payables.

Net cash provided by financing activities for the three months ended March 31, 2009 and 2008, were $0 and $20,000, respectively.

We anticipate that we will continue to operate at a loss until we are able to obtain substantial financing or acquire a profitable business.

Critical Accounting Policies

Our accounting policies are fully described in Note A to our consolidated financial statements within the 10-K.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Remediation of Material Weaknesses

We have attempted to remediate the material weaknesses in our disclosure controls and procedures identified above by working with our independent registered public accounting firm and refining our internal procedures.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Auditor’s Attestation Report on Internal Control over Financial Reporting

In accordance with current SEC guidelines, our external auditors are required to provide their initial attestation report on our internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

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

ITEM 2         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three month period ended March 31, 2009.

ITEM 3         Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4         Submission of Matters to a Vote of Security Holders

There have been no events which are required to be reported under this Item.

ITEM 5         Other Information

None.

ITEM 6         Exhibits

(a)           Exhibits

2.1 (1)	Reorganization and Stock Purchase Agreement dated as of July 31, 2006, between the Company and YaFarm Group, LLC

3.1 (1)	Certificate of Incorporation of YaFarm Technologies, Inc., filed on June 16, 2006

3.2 (1)	Certificate of Amendment of Certificate of Incorporation of YaFarm Technologies, Inc., filed on June 28, 2006

3.3 (2)	Certificate of Designation of Series A Convertible Preferred Stock filed on June 9, 2008

3.4 (1)	Bylaws of YaFarm Technologies, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)           Incorporated by reference from our registration statement on Form SB-2, filed with theCommission on February 16, 2007.

(2)           Incorporated by reference from our quarterly report on Form 10-Q, filed with theCommission on November 19, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YaFarm Technologies, Inc.

Dated: May 20, 2009	/s/ Zhiguang Zhang
By: Zhiguang Zhang
Its: Chief Executive Officer and Director