Form 10-Q
period 2009-06-30
YAFARM TECHNOLOGIES, INC.
filed 2009-08-14
CIK 1390329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer  ___                                                                                               Accelerated filer  ____

Non-accelerated filer                                                  Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No x

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 14, 2009, there were 10,000,000 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1                      Financial Statements

YAFARM TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2009

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$10,657	$9,132
Total Current Assets	10,657	9,132

Property and Equipment
Computer equipment	3,308	3,308
Accumulated depreciation	(3,070)	(2,739)
Total Property and Equipment	238	569

Total Assets	$10,895	$9,701

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Liabilities
Current Liabilities
Accrued expenses and other payables	$3,282	$3,248
Related party payable	81,036	64,568
Total Current Liabilities	84,318	67,816
Long Term Liabilities	-	-
Total Long Term Liabilities	-	-

Total Liabilities	84,318	67,816

Stockholders' Equity (Deficit)
Convertible Preferred Stock -- 1,500,000 shares authorized having a par value of $.001 per share; 0 shares issued and outstanding
Preferred stock -- 10,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued and
outstanding
Common stock -- 100,000,000 shares authorized having a
par value of $.001 per share; 10,000,000 shares issued
and outstanding	10,000	10,000
Additional paid-in capital	26,188	26,188
Accumulated deficit	(109,611)	(94,303)
Total Stockholders' Equity (Deficit)	(73,423)	(58,115)

Total Liabilities and Stockholders' Equity (Deficit)	$10,895	$9,701

The accompanying notes are an integral part of these interim financial statements

YAFARM TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net of discounts	$-	$-	$-	$-
Operating Expenses	4,581	16,806	11,896	31,995
Net Income (Loss) from Operations	(4,581)	(16,806)	(11,896)	(31,995)
Other Income (Expense):	-	-	-	-
Interest expense	(1,798)	(500)	(3,412)	(790)
Total Other Income (Expense)	(1,798)	(500)	(3,412)	(790)
Net Income (Loss) before taxes	(6,379)	(17,306)	(15,308)	(32,785)
Provision for Income Taxes (Benefit)	-	-	-	-
Net Income (Loss)	$(6,379)	$(17,306)	$(15,308)	$(32,785)

Income (Loss) Per Share Basic and Fully Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding Basic and Fully Diluted	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these interim financial statements

YAFARM TECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	For the Six Months Ended June 30, 2009 (Unaudited)	For the Six Months Ended June 30, 2008 (Unaudited)
Cash Flows From Operating Activities
Net Income (Loss)	$(15,308)	$(32,785)
Adjustments to reconcile net income (loss)
to net cash from operating activities:
Depreciation and Amortization	331	331
(Increase)/Decrease-Receivables	-	5,000
Increase/(Decrease)-Accrued Expenses	34	(6,683)
Expenses Paid By Shareholder	3,412	43,763
Net Cash From Operating Activities	(11,531)	9,626

Cash Flows From Financing Activities
Proceeds from related party note payable	13,056	-
Net Cash From Financing Activities	13,056	-
Net Increase (Decrease) in Cash	1,525	9,626
Beginning Cash Balance	9,132	1,971
Ending Cash Balance	$10,657	$11,597

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these interim financial statements

YAFARM TECHNOLOGIES, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
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

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interest in Consolidated Financial Statements - an Amendment of ARB 51" (SFAS 160). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted SFAS No. 160 on January 1, 2009, with no impact to the financial results.

YAFARM TECHNOLOGIES, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations. The Company has evaluated subsequent events through August 14, 2009, the date of issuance of the Company’s financial position and results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“FAS 168”). Under FAS 168, the FASB Accounting Standards Codification™ (the “Codification”) will become the exclusive source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards, with the exception of certain non-SEC accounting literature which will become nonauthoritative. FAS 168 is effective for the Company’s 2009 third fiscal quarter. The adoption of FAS 168 will not have a material impact on the Company’s Financial Statements. All references to U.S. GAAP provided in the notes to the Financial Statements will be updated to conform to the Codification.

NOTE C- GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2009, the Company had an accumulated deficit of ($109,611), raising substantial doubt about its ability to continue as a going concern.

YAFARM TECHNOLOGIES, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

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

NOTE D-RELATED PARTY PAYABLE

On February 8, 2008, the Company borrowed $20,000 through the issuance of a Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The proceeds of the Note were used to pay for certain professional costs such as legal, accounting and listing services.  On November 1, 2008, the Company signed a $32,252 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia and cash injection made by Columbia. On December 31, 2008, the Company signed a $9,994 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia and cash injection made by Columbia. On May 20, 2009, the Company signed a $13,056 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year and the proceeds from the note issuance was deposited into the Company’s bank account. For the quarter ended on June 30, 2009, the Company accrued a total of $1,798 in accrued interest related to the notes payable to Columbia.  The balance due to this party, including accrued interest, as of June 30, 2009 was $81,036.

NOTE E – AMENDMENT TO ARTICLES OF INCORPORATION

On June 9, 2008, the Company amended its Certificate of Incorporation with a Certificate of Designation of the Rights, Preferences, Privileges, and Restrictions, which had not been set forth in the Certificate of Incorporation or in any amendment thereto, of the Series A Convertible Preferred Stock of YaFarm Technologies, Inc.  The Certificate of Designation created a new series of preferred stock, consisting of 1,500,000 shares, each with an original issue price of $3.25 per share.   Each share of Series A Convertible Preferred Stock will automatically convert, without any action on the part of the holder into (i) twenty (20) shares of common stock of the Company, and (ii) three (3) warrants to purchase common stock of the Company, exercisable for a period of five (5) years, at an exercise price of $0.1875 per share, upon the closing of an acquisition of a company by the Company that (a) has net income of at least $2.4 million for the fiscal year immediately preceding the year of acquisition, and (b) results in the shareholders of the Company immediately prior to the closing of the acquisition owning less than 50% of the voting power of the Company immediately following the acquisition.  The holders of a majority of the Series A Convertible Preferred Stock may require that the Corporation redeem the Series A Convertible Preferred Stock at the original issue price of $3.25 if the acquisition transaction described above does not close on or before the date which is ninety (90) days from the date on which the first share of Series A Convertible Preferred Stock is issued by the Company.  Each outstanding share of Series A Convertible Preferred Stock is entitled to one (1) vote per share on all matters to which the shareholders of the Company are entitled or required to vote.  No shares of Series A Convertible Preferred Stock have been issued as of June 30, 2009.

YAFARM TECHNOLOGIES, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE F – APPROVAL OF PROSPECTIVE REVERSE STOCK SPLIT

On June 13, 2008, the holders of a majority of the issued and outstanding shares of common stock of the Company approved a prospective amendment to the Certificate of Incorporation of the Company to effectuate a 1-for-4 reverse stock split of the issued and outstanding shares of common stock of the Company.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide the Company with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  The Company anticipates effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, the Company filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action.  As of June 30, 2009 no acquisition or merger has occurred and no reverse stock split has been effectuated.

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

Prospective Reverse Split

On June 13, 2008, the holders of a majority of our issued and outstanding shares of common stock approved a prospective amendment to our Certificate of Incorporation to effectuate a 1-for-4 reverse stock split of our issued and outstanding shares of common stock.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide us with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  We anticipate effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, we filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action.  As of June 30, 2009, no acquisition or merger has occurred and no reverse stock split has been effectuated.

Series A Convertible Preferred Stock

On June 9, 2008, we amended our Certificate of Incorporation with a Certificate of Designation of the Rights, Preferences, Privileges, and Restrictions, which had not been set forth in the Certificate of Incorporation or in any amendment thereto, of the Series A Convertible Preferred Stock of YaFarm Technologies, Inc.  The Certificate of Designation created a new series of preferred stock, consisting of 1,500,000 shares, each with an original issue price of $3.25 per share.   Each share of Series A Convertible Preferred Stock will automatically convert, without any action on the part of the holder into (i) twenty (20) shares of our common stock, and (ii) three (3) warrants to purchase our common stock, exercisable for a period of five (5) years, at an exercise price of $0.1875 per share, upon the closing of an acquisition of a company by us that (a) has net income of at least $2.4 million for the fiscal year immediately preceding the year of acquisition, and (b) results in our shareholders immediately prior to the closing of the acquisition owning less than 50% of our voting power immediately following the acquisition.  The holders of a majority of the Series A Convertible Preferred Stock may require that we redeem the Series A Convertible Preferred Stock at the original issue price of $3.25 if the acquisition transaction described above does not close on or before the date which is ninety (90) days from the date on which the first share of Series A Convertible Preferred Stock is issued by us.  Each outstanding share of Series A Convertible Preferred Stock is entitled to one (1) vote per share on all matters to which our shareholders are entitled or required to vote.  No shares of Series A Convertible Preferred Stock have been issued as of June 30, 2009.

Results of Operations for the Three Months Ended June 30, 2009 and 2008

Introduction

We generated no revenues during the second quarters of 2009 and 2008, while our operating expenses during the second quarter of 2009 were substantially lower, as compared to the second quarter of 2008.  As a result, our net loss for the second quarter of 2009 was less than our net loss for the second quarter of 2008.

Revenues and Income (Loss) from Operations

Our revenue, operating expenses and net income (loss) from operations for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, are as follows:

	3 Months Ended June 30, 2009	3 Months Ended June 30, 2008	Percentage Change

Revenue	$-	$-	-%
Operating expenses	4,581	16,806	(72.7	) %

Net loss from operations	$(4,581)	$(16,806)	(72.7	) %

We generated no revenues during the three month periods ended June 30, 2009 and 2008 because of the loss of a key employee.  During the same time periods, our operating expenses decreased by 72.7%.  As a result, we had net loss from operations of $4,581 for the three month period ended June 30, 2009, as compared to net loss from operations of $16,806 for the three month period ended June 30, 2008.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2009, we had a net loss of $15,308 and net cash used in operations of $11,531.  Because our revenues are small, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2009, as compared to March 31, 2009, are as follows:

	June 30,	March 31,
	2009	2009

Cash	$10,657	$3,440
Total current assets	10,657	3,440
Total assets	10,895	3,844
Total current liabilities	84,318	70,888
Total liabilities	84,318	70,888

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

On May 20, 2009, the Company borrowed $13,056 through the issuance of a Note to Columbia China Capital Group, Inc., an affiliated party and the majority shareholder of the Company. The Note carries 10% interest per annum for a term of one year.

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

Sources and Uses of Cash

Operations and Financing

During the six months ended June 30, 2009, we generated cash flow of $1,525.  Net cash provided by (used in) operating activities for the six months ended June 30, 2009 and 2008, were $(11,531) and $9,626, respectively.  The principal component of the net cash used in operations during the six months ended June 30, 2009 was a net loss of $15,308, which was partially offset by expenses of $3,412 which were paid by a shareholder.
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

We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, we conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Remediation of Material Weaknesses

We have attempted to remediate the material weaknesses in our disclosure controls and procedures identified above by working with our independent registered public accounting firm and refining our internal procedures.  We intend to prepare written documentation of our internal control policies and procedures and intend to complete such documentation by the filing date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  This process will include identifying the risks to reliable financial and nonfinancial reporting by us and developing and documenting the nature, timing, and extent of the controls and procedures that we believe are necessary to adequately address these risks.

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

There were no unregistered sales of equity securities by the Company during the three month period ended June 30, 2009.

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

YaFarm Technologies, Inc.

Dated: August 14, 2009	/s/ Zhiguang Zhang
By: Zhiguang Zhang
Its: Chief Executive Officer and Director