Form 10-Q
period 2009-09-30
YAFARM TECHNOLOGIES, INC.
filed 2009-11-16
CIK 1390329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     XNo

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes       No     X    .

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

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   YesNo

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 9, 2009, there were 10,000,000 shares of common stock, $0.001 par value, issued and outstanding.
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

ITEM 1                      Financial Statements

YAFARM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheet

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$5,807	$9,132
Total Current Assets	5,807	9,132

Property and Equipment
Computer equipment	3,308	3,308
Accumulated depreciation	(3,235)	(2,739)
Total Property and Equipment	73	569

Total Assets	$5,880	$9,701

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Liabilities
Current Liabilities
Accrued expenses and other payables	$1,742	$3,248
Related party payable	83,062	64,568
Total Current Liabilities	84,804	67,816
Long Term Liabilities	-	-
Total Long Term Liabilities	-	-

Total Liabilities	84,804	67,816

Stockholders’ Equity (Deficit)
Convertible Preferred Stock -- 1,500,000 shares authorized having a par value of $.001 per share; 0 shares issued and outstanding
Preferred stock -- 10,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued and
outstanding
Common stock -- 100,000,000 shares authorized having a
par value of $.001 per share; 10,000,000 shares issued
and outstanding	10,000	10,000
Additional paid-in capital	26,188	26,188
Retained earnings (deficit)	(115,112)	(94,303)
Total Stockholders’ Equity(Deficit)	(78,699)	(58,115)

Total Liabilities and Stockholders’ Equity	$5,880	$9,701

The accompanying notes are an integral part of these interim financial statements.

-YAFARM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net of discounts	$-	$-	$-	$-
Operating Expenses	3,476	9,346	15,372	41,341
Net Income (Loss) from Operations	(3,476)	(9,346)	(15,372)	(41,341)
Other Income (Expense):	-	-	-	-
Interest expense	(2,026)	(500)	(5,438)	(1,290)
Total Other Income (Expense)	(2,026)	(500)	(5,438)	(1,290)
Net Income (Loss) before taxes	(5,502)	(9,846)	(20,810)	(42,631)
Provision for Income Taxes (Benefit)	-	-	-	-
Net Income (Loss)	$(5,502)	$(9,846)	$(20,810)	$(42,631)

Income (Loss) Per Share Basic and Fully Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding Basic and Fully Diluted	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these interim financial statements.

YAFARM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income (Loss)	$(20,810)	(42,631)
Adjustments to reconcile net income (loss)
to net cash from operating activities:
Depreciation and Amortization	496	496
(Increase)/Decrease-Receivables	-	5,000
(Increase)/Decrease-Prepaid Expenses	-	-
(Increase)/Decrease-Deferred Taxes	-	-
Increase/(Decrease)-Accrued Expenses	(1,505)	(7,472)
Increase/(Decrease)-Related Party Payables	5,438	47,448
Net Cash From Operating Activities	(16,381)	2,841

Cash Flows From Investing Activities
Proceeds from related party note payable	13,056	-
Net Cash From Investing Activities	13,056	-

Cash Flows From Financing Activities
Issuance of Common Stock	-	-
Professional Fees related to stock offering	-	-
Net Cash From Financing Activities	-	-
Net Increase (Decrease) in Cash	(3,325)	2,841
Beginning Cash Balance	9,132	1,971
Ending Cash Balance	$5,807	4,812

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for Interest	$-	$-
Cash Paid During the Year for Income Taxes	$-	$-

The accompanying notes are an integral part of these interim financial statements.

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

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification TM, (“Codification”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU’s). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles. The Company adopted SFAS No. 168 in its financial statements for the quarter ended September 30, 2009, and the Company will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

In May 2009, the FASB issued FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events). FASB ASC 855-10-25 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. FASB ASC 855-10-25 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations. The Company has evaluated subsequent events through November 16, 2009, the date of issuance of the Company’s financial position and results of operations.

NOTE C - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2009, the Company had an accumulated deficit of ($115,112), raising substantial doubt about its ability to continue as a going concern.

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

NOTE D - Related Party Payable

On February 8, 2008, the Company borrowed $20,000 through the issuance of a Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The proceeds of the Note have been used to pay for certain professional costs such as legal, accounting and listing services. On November 1, 2008, the Company signed a $32,252 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia and cash injection made by Columbia. On December 31, 2008, the Company signed a $9,994 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia and cash injection made by Columbia. On May 20, 2009, the Company signed a $13,056. Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year and the proceeds from the note issuance was deposited into the Company’s bank account. For the quarter ended on September 30, 2009, the Company accrued total $2,026 in accrued interest related to the notes payable to Columbia.  The balance due including accrued interest, as of September 30, 2009 was $83,062.

NOTE E – AMENDMENT TO ARTICLES OF INCORPORATION

On June 9, 2008, the Company amended its Certificate of Incorporation with a Certificate of Designation of the Rights, Preferences, Privileges, and Restrictions, which had not been set forth in the Certificate of Incorporation or in any amendment thereto, of the Series A Convertible Preferred Stock of YaFarm Technologies, Inc.  The Certificate of Designation created a new series of preferred stock, consisting of 1,500,000 shares, each with an original issue price of $3.25 per share.   Each share of Series A Convertible Preferred Stock will automatically convert, without any action on the part of the holder into (i) twenty (20) shares of common stock of the Company, and (ii) three (3) warrants to purchase common stock of the Company, exercisable for a period of five (5) years, at an exercise price of $0.1875 per share, upon the closing of an acquisition of a company by the Company that (a) has net income of at least $2.4 million for the fiscal year immediately preceding the year of acquisition, and (b) results in the shareholders of the Company immediately prior to the closing of the acquisition owning less than 50% of the voting power of the Company immediately following the acquisition.  The holders of a majority of the Series A Convertible Preferred Stock may require that the Corporation redeem the Series A Convertible Preferred Stock at the original issue price of $3.25 if the acquisition transaction described above does not close on or before the date which is ninety (90) days from the date on which the first share of Series A Convertible Preferred Stock is issued by the Company.  Each outstanding share of Series A Convertible Preferred Stock is entitled to one (1) vote per share on all matters to which the shareholders of the Company are entitled or required to vote.  No shares of Series A Convertible Preferred Stock have been issued as of September 30, 2009.

NOTE F – APPROVAL OF PROSPECTIVE REVERSE STOCK SPLIT

On June 13, 2008, the holders of a majority of the issued and outstanding shares of common stock of the Company approved a prospective amendment to the Certificate of Incorporation of the Company to effectuate a 1-for-4 reverse stock split of the issued and outstanding shares of common stock of the Company.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide the Company with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  The Company anticipates effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, the Company filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action.  As of September 30, 2009 no acquisition or merger has occurred and no reverse stock split has been effectuated.

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

Prospective Reverse Split

On June 13, 2008, the holders of a majority of our issued and outstanding shares of common stock approved a prospective amendment to our Certificate of Incorporation to effectuate a 1-for-4 reverse stock split of our issued and outstanding shares of common stock.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide us with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  We anticipate effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, we filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action.  As of September 30, 2009, no acquisition or merger has occurred and no reverse stock split has been effectuated.

Series A Convertible Preferred Stock

On June 9, 2008, we amended our Certificate of Incorporation with a Certificate of Designation of the Rights, Preferences, Privileges, and Restrictions, which had not been set forth in the Certificate of Incorporation or in any amendment thereto, of the Series A Convertible Preferred Stock of YaFarm Technologies, Inc.  The Certificate of Designation created a new series of preferred stock, consisting of 1,500,000 shares, each with an original issue price of $3.25 per share.   Each share of Series A Convertible Preferred Stock will automatically convert, without any action on the part of the holder into (i) twenty (20) shares of our common stock, and (ii) three (3) warrants to purchase our common stock, exercisable for a period of five (5) years, at an exercise price of $0.1875 per share, upon the closing of an acquisition of a company by us that (a) has net income of at least $2.4 million for the fiscal year immediately preceding the year of acquisition, and (b) results in our shareholders immediately prior to the closing of the acquisition owning less than 50% of our voting power immediately following the acquisition.  The holders of a majority of the Series A Convertible Preferred Stock may require that we redeem the Series A Convertible Preferred Stock at the original issue price of $3.25 if the acquisition transaction described above does not close on or before the date which is ninety (90) days from the date on which the first share of Series A Convertible Preferred Stock is issued by us.  Each outstanding share of Series A Convertible Preferred Stock is entitled to one (1) vote per share on all matters to which our shareholders are entitled or required to vote.  No shares of Series A Convertible Preferred Stock have been issued as of September 30, 2009.

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

Introduction

We generated no revenues during the third quarters of 2009 and 2008, while our operating expenses during the third quarter of 2009 were substantially lower as compared to the third quarter of 2008.  As a result, our net loss for the third quarter of 2009 was less than our net loss for the third quarter of 2008.

Revenues and Income (Loss) from Operations

Our revenue, operating expenses and net income (loss) from operations for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, are as follows:

	3 Months Ended September 30, 2009	3 Months Ended September 30, 2008	9 Months Ended September 30, 2009	9 Months Ended September 30, 2008

Revenue	$-	$-	$-	$-
Operating expenses	(3,476)	(9,346)	(15,372)	(41,341)

Net loss from operations	$(5,502)	$(9,846)	$(20,810)	$(42,631)

We generated no revenues during the three and nine month periods ended September 30, 2009 and 2008 because of the loss of a key employee.  During the comparable nine month periods, our operating expenses decreased by almost 63% because of our reduced operations.  As a result, we had net loss from operations of $5,502 and $20,810 for the three and nine months ended September 30, 2009, as compared to $9,846 and $42,631 for the three and nine months ended September 30, 2008.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2009, we had a net loss of $20,810 and net cash used in operations of $3,325.  Because we don’t have any revenues, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2009, as compared to June 30, 2009, are as follows:

	September 30,	June 30,
	2009	2009

Cash	$5,807	$10,657
Total current assets	5,807	10,657
Total assets	5,880	10,895
Total current liabilities	84,804	84,318
Total liabilities	84,804	84,318

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

Sources and Uses of Cash

Operations and Financing

During the nine months ended September 30, 2009, we generated a decrease in cashflow of $(3,325).  Net cash provided by (used in) operating activities for the nine months ended September 30, 2009 and 2008, were $(16,381) and $2,841, respectively.  The principal component of the net cash used in operations during the nine months ended September 30, 2009 was a net loss of $(20,810), which was partially offset by an increase in related party payables of $5,438.

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

We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, we conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 2                 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three month period ended September 30, 2009.

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

(2)           Incorporated by reference from our quarterly report on Form 10-Q, filed with the Commission on November 19, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YaFarm Technologies, Inc.

Dated: November 16, 2009	/s/ Zhiguang Zhang
By: Zhiguang Zhang
Its: Chief Executive Officer and Director