Form 10-K
period 2009-12-31
YAFARM TECHNOLOGIES, INC.
filed 2010-04-15
CIK 1390329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     X         No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes       No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes       No     X

Aggregate market value of the voting stock held by non-affiliates: $350,000 as based on last reported sales price of such stock.  The voting stock held by non-affiliates on that date consisted of 2,333,330 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes _____     No ______

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of April 11, 2010, there were 10,000,000 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

YAFARM TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

PART I

Cautionary Statement Regarding Forward Looking Statements

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

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

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

We are a New Jersey-based web development and web hosting company offering, through our wholly-owned subsidiary, YaFarm Group, LLC, a New Jersey limited liability company, a broad range of business-class website development and web hosting products and services for small and medium-sized businesses.  We have a web design team consisting of web designers, web developers, IT engineers, and database specialists who collectively have over twenty years of experience in providing advanced web solutions with leading firms such as AT&T, Lucent, XO communications, BusinessEdge Solutions, and many other companies.  All of our web design team members are independent contractors and we do not compensate them unless we utilize their services.  We are offering one-stop shopping web solutions for small and medium sized companies, including web development, web hosting, web maintenance and business image consulting services.  Our goal is to help many traditional businesses go online to tap into the market potential offered by the Internet.

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

Prospective Reverse Split

On June 13, 2008, the holders of a majority of our issued and outstanding shares of common stock approved a prospective amendment to our Certificate of Incorporation to effectuate a 1-for-4 reverse stock split of our issued and outstanding shares of common stock.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide us with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  We anticipate effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, we filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action.  As of December 31, 2009, no acquisition or merger has occurred and no reverse stock split has been effectuated.

Series A Convertible Preferred Stock

On June 9, 2008, we amended our Certificate of Incorporation with a Certificate of Designation of the Rights, Preferences, Privileges, and Restrictions, which had not been set forth in the Certificate of Incorporation or in any amendment thereto, of the Series A Convertible Preferred Stock of YaFarm Technologies, Inc.  The Certificate of Designation created a new series of preferred stock, consisting of 1,500,000 shares, each with an original issue price of $3.25 per share.   Each share of Series A Convertible Preferred Stock will automatically convert, without any action on the part of the holder into (i) twenty (20) shares of our common stock, and (ii) three (3) warrants to purchase our common stock, exercisable for a period of five (5) years, at an exercise price of $0.1875 per share, upon the closing of an acquisition of a company by us that (a) has net income of at least $2.4 million for the fiscal year immediately preceding the year of acquisition, and (b) results in our shareholders immediately prior to the closing of the acquisition owning less than 50% of our voting power immediately following the acquisition.  The holders of a majority of the Series A Convertible Preferred Stock may require that we redeem the Series A Convertible Preferred Stock at the original issue price of $3.25 if the acquisition transaction described above does not close on or before the date which is ninety (90) days from the date on which the first share of Series A Convertible Preferred Stock is issued by us.  Each outstanding share of Series A Convertible Preferred Stock is entitled to one (1) vote per share on all matters to which our shareholders are entitled or required to vote.  No shares of Series A Convertible Preferred Stock have been issued as of December 31, 2009.

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

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

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

ITEM 3 - LEGAL PROCEEDINGS

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 – (REMOVED AND RESERVED)

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTCQB of the OTC Markets, under the symbol “YFRM.”  Our common stock did not trade during the years ended December 31, 2009 and 2008.  Our common stock is only expected to trade on a limited or sporadic basis and should not be deemed to constitute an established public trading market.  There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years.  The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended December 31,		Bid Prices
	Period	High	Low

2008	First Quarter	$0	$0
	Second Quarter	$0	$0
	Third Quarter	$0	$0
	Fourth Quarter	$0	$0

2009	First Quarter	$0	$0
	Second Quarter	$0	$0
	Third Quarter	$0	$0
	Fourth Quarter	$0	$0

2010	First Quarter	$0	$0

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

Holders

As of April 11, 2010, there were 10,000,000 shares of our common stock issued and outstanding and held by 51 holders of record.  We believe many of the shares of our common stock are held in “street name” and, therefore, we believe the actual number of shareholders is slightly higher.

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

Recent Issuance of Unregistered Securities

There were no unregistered sales of equity securities by the Company during the three month period ended December 31, 2009.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

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

Prospective Reverse Split

On June 13, 2008, the holders of a majority of our issued and outstanding shares of common stock approved a prospective amendment to our Certificate of Incorporation to effectuate a 1-for-4 reverse stock split of our issued and outstanding shares of common stock.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide us with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  We anticipate effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, we filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action.  As of December 31, 2009, no acquisition or merger has occurred and no reverse stock split has been effectuated.

Series A Convertible Preferred Stock

On June 9, 2008, we amended our Certificate of Incorporation with a Certificate of Designation of the Rights, Preferences, Privileges, and Restrictions, which had not been set forth in the Certificate of Incorporation or in any amendment thereto, of the Series A Convertible Preferred Stock of YaFarm Technologies, Inc.  The Certificate of Designation created a new series of preferred stock, consisting of 1,500,000 shares, each with an original issue price of $3.25 per share.   Each share of Series A Convertible Preferred Stock will automatically convert, without any action on the part of the holder into (i) twenty (20) shares of our common stock, and (ii) three (3) warrants to purchase our common stock, exercisable for a period of five (5) years, at an exercise price of $0.1875 per share, upon the closing of an acquisition of a company by us that (a) has net income of at least $2.4 million for the fiscal year immediately preceding the year of acquisition, and (b) results in our shareholders immediately prior to the closing of the acquisition owning less than 50% of our voting power immediately following the acquisition.  The holders of a majority of the Series A Convertible Preferred Stock may require that we redeem the Series A Convertible Preferred Stock at the original issue price of $3.25 if the acquisition transaction described above does not close on or before the date which is ninety (90) days from the date on which the first share of Series A Convertible Preferred Stock is issued by us.  Each outstanding share of Series A Convertible Preferred Stock is entitled to one (1) vote per share on all matters to which our shareholders are entitled or required to vote.  No shares of Series A Convertible Preferred Stock have been issued as of December 31, 2009.

Year ended December 31, 2009 compared to the Year ended December 31, 2008

Results of Operations

Introduction

We generated no revenues in 2009, while our operating expenses only decreased as compared to 2008.  As a result, our net loss for 2009 was about half of our net loss for 2008.

Revenues and Income (Loss) from Operations

Our revenue, operating expenses and net income (loss) from operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008 are as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Percentage Change Increase (Decrease)

Revenue	$-	$-	0%
Operating expenses	19,435	47,854	(60.4	) %

Net Income (loss) from operations	$(19,435)	$(47,854)	(60.4	) %

We generated no revenues during the years ended December 31, 2009 and 2008.  During the year ended December 31, 2009 as compared to the year ended December 31, 2008, our operating expenses decreased by $28,419. As a result, we had a net loss from operations of $19,435 for the year ended December 31, 2009, as compared to a net loss from operations of $47,854 for the year ended December 31, 2008.

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2009, we had a net loss of $26,698 and cash flow from operations of $(19,195).  Because we had no revenues, any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2009 as compared to December 31, 2008, are as follows:

	December 31,	December 31,
	2009	2008

Cash	$2,993	$9,132
Total current assets	2,993	9,132
Total assets	3,311	9,701
Total current liabilities	3,238	67,816
Total liabilities	88,124	67,816

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

On May 20, 2009, the Company entered into a $13,056 note with Columbia China Capital Group, Inc., which carries 10% interest per annum for a term of one year. Proceeds from the note were used for professional costs.

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

Sources and Uses of Cash

Operations, Investing and Financing

During the year ended December 31, 2009, we generated negative cash flow of $19,195.  Unlike 2008, when we generated cash flow of $7,161, as a result of net cash provided by financing activities of $21,994, we did not generate any cash from financing activities in 2009, resulting in negative cash flow due the cash spent on our operations.  Net cash used in operating activities consisted primarily of an increase of $7,262 in accrued interest, which was fully offset by a net loss of $26,698 and a decrease of $10 in accrued expenses.  We anticipate that we will continue to operate at a loss until we are able to obtain substantial financing or acquire a profitable business.

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

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2009:

	2010	2011	2012	2013	2014	Total

Debt obligations	$-	$-	$-	$-	-	$0
Capital leases	-	-	-	-	-	0
Operating leases	-	-	-	-	-	0
	$-	$-	$-	$-	-	$0

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which include interest rate risk and potentially the prices of commodities.  We do not engage in financial transactions for trading or speculative purposes.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a)            Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

(b)           Management Report on Internal Control Over Financial Reporting

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2009, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending December 31, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

(c)           Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness.

(d)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

           There are no events required to be disclosed by the Item.

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

Name	Age	Position(s)

Zhiguang Zhang	44	Chief Executive Officer and Director (2006)

Hong Zhao	39	President, Secretary, Chief Financial Officer, and Chairwoman of the Board of Directors (2006)

Zhiguang Zhang, age 44, is our Chief Executive Officer and Director, and has held these positions since July 2006.  Mr. Zhang has held technical and management positions with leading telecom companies such as UTSTARCOM, Niksun Inc, AT&T Labs, Lucent (Bell Labs Research).  He graduated with a PhD in electrical engineering from City College, CUNY in New York.  Mr. Zhang obtained his undergraduate degree from Huazhong University of Science and Technologies, Wuhan, China.

Hong Zhao, age 39, is our President, Secretary, Chief Financial Officer, and Chairwoman of the Board of Directors, and has held these positions since July 2006.  Ms. Zhao is the vice president of Columbia China Capital Group, Inc., a greater-than-10% shareholder of the Company, and a corporate finance firm targeting cross-border merger and acquisitions, public listing and private placement opportunities.  In addition, she is the Chief Executive Officer, Secretary, Chief Financial Officer, and Chairwoman of the Board of Directors of The Fashion Fantasia Company, a New Jersey corporation with a class of securities registered pursuant to section 12 of the Exchange Act.  Ms. Zhao was previously a founding member of Performance-Based.com, a leading New York City based human resources relation service provider.  Ms. Zhao graduated from City College, CUNY with a M.S. in computer science degree.  She obtained her B.S. degree from Tianjin University, Tianjin, China.

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

Board Meetings

During the fiscal year ended December 31, 2009, the Board of Directors did not formally meet but took written action on numerous occasions.  The written actions were by unanimous consent.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2009 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Zhiguang Zhang	2009	-	-	-	-	-	-	-	-
Director and CEO	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-

Hong Zhao	2009	-	-	-	-	-	-	-	-
President, Secretary, CFO	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-

Employment Contracts

As of December 31, 2009, there were no employment agreements in place covering any of our executive officers.

Other Compensation

None.

Director Compensation

The following table sets forth director compensation as of December 31, 2009:

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2009:

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 14, 2010, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

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

(e)             On February 8, 2008, we borrowed $20,000 through the issuance of a Note to Columbia China Capital Group, Inc., our majority shareholder. The Note carries 10% interest per annum for a term of one year.  The proceeds of the Note were used to pay for certain professional costs such as legal, accounting and listing services.  On November 1, 2008, the Company signed a $32,252 Note to Columbia China Capital Group, Inc., our majority shareholder. The Note carries 10% interest per annum for a term of one year. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia and cash injection made by Columbia. On December 31, 2008, we signed a note for $9,994 to Columbia. The Note carries 10% interest per annum for a term of one year.  On December 31, 2009, the principle balance ($9,994) and accrued interest ($999) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years. The original note was exchanged for related party payables to Colombia as a result of professional fees paid by Colombia and a cash injection made by Colombia.  We accrued interest of $0 on the new note during the year ended December 31, 2009.

On May 20, 2009, we entered into a $13,056 note with Colombia. The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services.  We accrued interest of $805 on the note during the year ended December 31, 2009.

For the year ended December 31, 2009, total interest of $7,263 was accrued related to the notes issued to Columbia China Capital Group.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $10,725 and $14,336, respectively.

Audit - Related Fees

The aggregate fees billed in the fiscal year ended December 31, 2009 for professional services rendered by the principal accountant for the review of the financial statements included in our Forms 10-Q for the quarterly periods ended March 31, 2009, June 30, 2009 and September 30, 2009 were included in the Audited Fees above.

Tax Fees

For the fiscal years ended December 31, 2009 and 2008, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

None.

Of the fees described above for the year ended December 31, 2009, 100% were approved by the entire Board of Directors.

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

YaFarm Technologies, Inc.

Dated: April 15, 2010		/s/ Zhiguang Zhang
	By:	Zhiguang Zhang
	Its:	Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2010		/s/ Zhiguang Zhang
	By:	Zhiguang Zhang
	Its:	Chief Executive Officer and Director

Dated: April 15, 2010		/s/ Hong Zhao
	By:	Hong Zhao
	Its:	President, Secretary, Chief Financial Officer, and Chairwoman of the Board of Directors

Financial Statements and Report of

Independent Registered Public Accounting Firm

YAFARM TECHNOLOGIES, INC.

Fiscal Years Ended December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

YaFarm Technologies, Inc.

We have audited the accompanying consolidated balance sheets of YaFarm Technologies, Inc. and its wholly owned subsidiary YaFarm Group, LLC as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YaFarm Technologies, Inc. and its wholly owned subsidiary YaFarm Group, LLC as of December 31, 2009 and 2008, and the results of operations and cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming YaFarm Technologies, Inc. will continue as a going concern. As discussed in Note D to the financial statements, the Company has accumulated losses and negative cash flow from operations and a deficit in working capital. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC
Salt Lake City, Utah

April 15, 2010

YAFARM TECHNOLOGIES, INC.
Consolidated Balance Sheets

	December 31, 2009	December 31, 2008

ASSETS
Current Assets
Cash and cash equivalents	$2,993	$9,132
Total Current Assets	2,993	9,132

Property and Equipment:
Computer equipment	3,308	3,308
Accumulated depreciation	(2,990)	(2,739)
Total Property and Equipment	318	569

Total Assets	$3,311	$9,701

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accrued expenses and other payables	$3,238	$3,248
Related party payable	13,056	64,568
Total Current Liabilities	16,294	67,816

Related party note payable	71,803	-
Total Long Term Liabilities	71,830	-

Total Liabilities	71,830	67,816

Stockholders' Deficit
Convertible Preferred Stock -- 1,500,000 shares authorized having a par value of $.001 per share; 0 shares issued and outstanding
Preferred stock -- 10,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued and
outstanding
Common stock -- 100,000,000 shares authorized having a
par value of $.001 per share; 10,000,000 shares issued
and outstanding	10,000	10,000
Additional paid-in capital	26,188	26,188
Accumulated deficit	(121,001)	(94,303)
Total Stockholders' Deficit	(84,813)	(58,115)

Total Liabilities and Stockholders' Deficit	$3,311	$9,701

See Accompanying notes to financial statements

YAFARM TECHNOLOGIES, INC.
Consolidated Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2009	2008

Revenues, net of discounts	$-	$-
Operating Expenses	19,435	47,854
Net Loss from Operations	(19,435)	(47,854)
Other Expense:
Interest expense	(7,263)	(2,322)
Total Other Expense	(7,263)	(2,322)
Net Loss before taxes	(26,698)	(50,176)
Provision for Income Taxes (Benefit)	-	-
Net Loss	$(26,698)	$(50,176)

Loss Per Share Basic and Fully Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding Basic and Fully Diluted	10,000,000	10,000,000

See Accompanying notes to financial statements

YAFARM TECHNOLOGIES, INC.
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2009 and 2008

	Number of	Common	Additional	Retained	Net
	Common	Stocks	Paid-in	Earnings	Stockholders'
	Stocks		Capital	(Deficit)	Equity (Deficit)
Balance, December 31, 2007	10,000,000	10,000	26,188	(44,127)	(7,939)
Net loss for 2008	-	-	-	(50,176)	(50,176)
Balance, December 31, 2008	10,000,000	10,000	26,188	(94,303)	(58,115)
Net loss for 2009	-	-	-	(26,698)	(26,698)
Balance, December 31, 2009	10,000,000	10,000	26,188	(121,001)	(84,813)

See Accompanying notes to financial statements

YAFARM TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2009	2008
Cash Flows From Operating Activities
Net Loss	$(26,698)	$(50,176)
Adjustments to reconcile net loss
to net cash from operating activities:
Depreciation	251	589
(Increase)/Decrease-Receivables	-	5,000
Increase/(Decrease)-Accrued Expenses	(10)	(6,726)
Increase/(Decrease)-Accrued Intrest	7,262	2,322
Expenses Paid by Shareholder	0	34,158
Net Cash From Operating Activities	(19,195)	(14,833)

Cash Flows From Investing Activities	-	-
Purchase of Property and Equipment	-	-
Net Cash From Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from Related Party Notes	13,056	21,994
Net Cash From Financing Activities	-	21,994
Net Increase (Decrease) in Cash	13,056	7,161
Beginning Cash Balance	9,132	1,971
Ending Cash Balance	$2,993	$9,132

`
Cash Paid During the Year for Interest	-	-
Cash Paid During the Year for Income Taxes	-	-

See Accompanying notes to financial statements

YAFARM TECHNOLOGIES, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2009

NOTE A - Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents are comprised of cash on hand or on deposit in banks and all highly liquid debt instruments purchased with a maturity of three months or less. The Company had a cash balance of $2,993 as of December 31, 2009.

Income Taxes

The Company was organized as a limited liability company through July 31, 2006 and as a C corporation since July 31, 2006. Income taxes were imposed on the Company’s members prior to July 31, 2006. Since July 31, 2006, the Company has applied the provisions of Financial Accounting Standards Board (FASB), ASC 740 “Income Taxes.” This statement requires an asset and liability approach for financial accounting and reporting of income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

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

Revenue Recognition

The Company recognizes revenue when earned, which occurs when services are rendered or products are delivered to customers, collection is reasonably assured, and price is fixed or determinable. Fees for development of web sites are negotiated based on the level of detail and features desired by the customer. Half of the fee is generally billed when the contract is entered. The remaining fee is due upon completion of the customers working web site. There were no unfinished projects in progress as of December 31, 2009. Historically, maintenance work and the associated costs have been minimal. Deposits received prior to the commencement of the projects are recorded as deferred revenues. As of December 31, 2009, deferred revenues were $0.

Bad Debt and Allowance for Doubtful Accounts

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio. The Company provides an allowance for doubtful accounts which, based upon management’s evaluation of numerous factors, including economic conditions, a predictive analysis of the outcome of the current portfolio and prior credit loss experience, is deemed adequate to cover reasonably expected losses inherent in outstanding receivables. The allowance was $0 as of December 31, 2009 and 2008.

Impact of New Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10 Generally Accepted Accounting Principles-Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernment entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritive. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) which was primarily codified into Topic 805 “Business Combinations” in the ASC and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”) which was primarily codified into Topic 810 “Consolidations” in the ASC . SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141R will impact acquisitions occurring after January 1, 2009. SFAS No. 160 was adopted on January 1, 2009 with no material impact on the financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”) which was primarily codified into Topic 815 “Derivatives and Hedging” in the ASC. SFAS 161 requires enhanced disclosures about an entity's derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 did not have any impact on the Company's financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition - Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue - generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic. This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity's fiscal year. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the double-declining balance method over the useful lives of the related assets. See Note C. Expenditures for maintenance and repairs are charged to expense as incurred.

Basic and Diluted Income (Loss) Per Share

Basic and diluted net income (loss) per common share has been calculated by dividing the net income (loss) for the year by the basic and diluted weighted average number of shares outstanding assuming that the capital structure in place subsequent to the reverse merger had occurred as of the beginning of the first period presented. There are no dilutive investments outstanding as of the balance sheet date. Therefore, basic and diluted weighted average shares are the same for the years ended December 31, 2009 and 2008.

NOTE B - Accounting for Income Taxes

The provision for income taxes consists of the following:

	12/31/2009	12/31/2008
Provision for Income Taxes
Current Taxes	$-	$-
Deferred Taxes	-	-

Total Provision for Income Taxes	$-	$-

YaFarm Technologies, Inc uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $120,045 at December 31, 2009, and will expire in the years 2026 through 2029.

At December 31, 2009, deferred taxes consisted of the following:

	Current	Noncurrent
Deferred tax assets
Net operating losses	$-	$25,810
Valuation allowance	-	(25,810)
Net deferred tax asset	-	-

Deferred tax liabilities	-	-

Net deferred taxes	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Because of the lack of visibility as to the Company’s earning ability in the near future, the Company has established a valuation allowance for all future deductible net operating loss carry forwards. The valuation allowance has increased $5,740 from $20,070, as of December 31, 2009.

Net operating loss (“NOL”) carryforwards expire according to the following:

Year of NOL	NOL	Expires
2009	$26,698	2029
2008	$50,176	2028
2007	42,196	2027
2006	975	2026

Total	$120,045

A reconciliation between income taxes at statutory tax rates (15%) and the actual income tax provision for continuing operations as of December 31, 2009 and 2008 follows:

	12/31/2009	12/31/2008
Expected Provision(Benefit) (based on statutory rate)	$(4,005)	$(7526)
Effect of:
State taxes, net of federal benefit	(1,735)	(3292)
Permanent Differences	-	-
Income taxed to members of LLC prior to reverse merger	-	-
Increase/(decrease) in valuation allowance	5,740	10,818
Total actual provision	$-	$-

The Company adopted the provisions of ASC topic 740 on January 1, 2007.  As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company continues to incur net operating losses as disclosed above.  Since it is not thought that these net operating loss carry forwards will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.  A reconciliation of our unrecognized tax benefits for 2009 is presented as follows:

Balance as of January 1, 2009	$—
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Reductions for tax positions of prior years	—
Reductions due to expiration of statute of limitations	—
Settlements with taxing authorities	—

Balance as of December 31, 2009	$—

The Company has filed income tax returns in the U.S. federal jurisdiction and Delaware state jurisdictions.  The Company is subject to U.S. federal tax examinations of all tax returns since inception on June 16, 2006.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2009 and 2008, the Company recognized no interest and penalties.  The Company had no payments of interest and penalties accrued at December 31, 2009 and 2008, respectively.

NOTE C - Property and Equipment

As of December 31, 2009, the Company had a net balance of fixed assets in the amount of $318. The fixed assets consist of computer and photo equipment. Depreciation expense was $251 and $598, for the years ended December 31, 2009 and 2008, respectively.

NOTE D - Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2009, the Company had an accumulated deficit of ($121,001), raising substantial doubt about its ability to continue as a going concern.

Management’s plan to address the Company’s ability to continue as a going concern includes obtaining additional funding from the sale of the Company’s securities and establishing revenues.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. Should we be unsuccessful, the Company may need to discontinue its operations.

NOTE E - Related Party Payable

On February 8, 2008, the Company borrowed $20,000 through the issuance of a Note to Columbia China Capital Group, Inc. (“the Group”), an affiliated party and a shareholder of the Company. The note accrued interest at 10% per annum for a term of one year. On February 7, 2009, the principle balance ($20,000) and accrued interest ($2,000) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years. The proceeds of the original note were used to pay for certain professional costs such as legal, accounting and listing services. The Company has accrued interest of $1,971 on the new note during the year ended December 31, 2009.

On November 1, 2008, the Company entered into a $32,252 note with the Group. The note accrued interest at 10% per annum for a term of one year. On November 1, 2009, the principle balance ($32,252) and accrued interest ($3,225) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years. The original note was exchanged for related party payables to the Group as a result of professional fees paid by the Group and a cash injection made by the Group. The Company has accrued interest of $583 on the new note during the year ended December 31, 2009.

On December 31, 2008, the Company entered into a $9,994 note with the Group. The note accrued interest at 10% per annum for a term of one year. On December 31, 2009, the principle balance ($9,994) and accrued interest ($999) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years. The original note was exchanged for related party payables to the Group as a result of professional fees paid by the Group and a cash injection made by the Group. The Company has accrued interest of $0 on the new note during the year ended December 31, 2009.

On May 20, 2009, the Company entered into a $13,056 note with the Group. The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services. The Company has accrued interest of $805 on the note during the year ended December 31, 2009.

NOTE F - Approval of Prospective Reverse Stock Split

On June 13, 2008, the holders of a majority of the issued and outstanding shares of common stock of the Company approved a prospective amendment to the Certificate of Incorporation of the Company to effectuate a 1-for-4 reverse stock split of the issued and outstanding shares of common stock of the Company.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide the Company with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  The Company anticipates effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, the Company filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action. As December 31, 2009, no acquisition or merger has occurred and no reverse split has been effectuated.

NOTE G - Operating Leases

Effective February 2007, the Company entered into an operating lease agreement to lease an office space. The lease is being renewed on a monthly basis with payments of $118 per month.

NOTE H - Subsequent Events

The Company has evaluated subsequent events and has concluded that no recognized or non-recognized subsequent events have occured since the year ended December 31, 2009.