Form 10-K/A
period 2009-12-31
YAFARM TECHNOLOGIES, INC.
filed 2010-04-20
CIK 1390329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

First Amended Form 10-K/A

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number  000-52739

YaFarm Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5156305 (I.R.S. Employer Identification No.)
197 Route 18 South, Suite 3000, PMB 4157 East Brunswick, NJ (Address of principal executive offices)	08816 (Zip Code)

Registrant’s telephone number, including area code    (732) 658-4280

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

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

Explanatory Statement

This First Amended Annual Report Form 10-K/A is being filed to correct non-material errors in the original filing.

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

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2009 as compared to December 31, 2008, are as follows:

	December 31,	December 31,
	2009	2008

Cash	$2,993	$9,132
Total current assets	2,993	9,132
Total assets	3,311	9,701
Total current liabilities	16,294	67,816
Total liabilities	88,124	67,816

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

Sources and Uses of Cash

Operations, Investing and Financing

During the year ended December 31, 2009, we generated negative cash flow of $6,139.  This was a result of our net loss of $26,698, offset by the proceeds of a related party note of $13,056. In 2008, we had a positive cash flow of $7,161, which was a result of our net loss of $50,176, offset primarily by the proceeds of a related party note of $21,994 and expenses paid by a shareholder of $34,158. We anticipate that we will continue to operate at a loss until we are able to obtain substantial financing or acquire a profitable business.

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

(e)    On February 8, 2008, the Company borrowed $20,000 through the issuance of a Note to Columbia China Capital Group, Inc. (“the Group”), an affiliated party and a shareholder of the Company. The note accrued interest at 10% per annum for a term of one year. On February 7, 2009, the principle balance ($20,000) and accrued interest ($2,000) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years. The proceeds of the original note were used to pay for certain professional costs such as legal, accounting and listing services. The Company has accrued interest of $1,971 on the new note during the year ended December 31, 2009.

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

YaFarm Technologies, Inc.

Dated: April 16, 2010		/s/ Zhiguang Zhang
	By:	Zhiguang Zhang
	Its:	Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2010		/s/ Zhiguang Zhang
	By:	Zhiguang Zhang
	Its:	Chief Executive Officer and Director

Dated: April 16, 2010		/s/ Hong Zhao
	By:	Hong Zhao
	Its:	President, Secretary, Chief Financial Officer, and Chairwoman of the Board of Directors

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

Mantyla McReynolds, LLC
Salt Lake City, Utah

April 15, 2010

YAFARM TECHNOLOGIES, INC.
Consolidated Balance Sheets

	December 31, 2009	December 31, 2008

ASSETS
Current Assets
Cash and cash equivalents	$2,993	$9,132
Total Current Assets	2,993	9,132

Property and Equipment:
Computer equipment	3,308	3,308
Accumulated depreciation	(2,990)	(2,739)
Total Property and Equipment	318	569

Total Assets	$3,311	$9,701

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accrued expenses and other payables	$3,238	$3,248
Related party payable	13,056	64,568
Total Current Liabilities	16,294	67,816

Related party note payable	71,830	-
Total Long Term Liabilities	71,830	-

Total Liabilities	88,124	67,816

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

See Accompanying notes to financial statements

YAFARM TECHNOLOGIES, INC.
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2009 and 2008

	Number of	Common	Additional	Retained	Net
	Common	Stocks	Paid-in	Earnings	Stockholders'
	Stocks		Capital	(Deficit)	Equity (Deficit)
Balance, December 31, 2007	10,000,000	10,000	26,188	(44,127)	(7,939)
Net loss for 2008	-	-	-	(50,176)	(50,176)
Balance, December 31, 2008	10,000,000	10,000	26,188	(94,303)	(58,115)
Net loss for 2009	-	-	-	(26,698)	(26,698)
Balance, December 31, 2009	10,000,000	10,000	26,188	(121,001)	(84,813)

See Accompanying notes to financial statements

YAFARM TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2009	2008
Cash Flows From Operating Activities
Net Loss	$(26,698)	$(50,176)
Adjustments to reconcile net loss
to net cash from operating activities:
Depreciation	251	589
(Increase)/Decrease-Receivables	-	5,000
Increase/(Decrease)-Accrued Expenses	(10)	(6,726)
Increase/(Decrease)-Accrued Intrest	7,262	2,322
Expenses Paid by Shareholder	0	34,158
Net Cash From Operating Activities	(19,195)	(14,833)

Cash Flows From Investing Activities	-	-
Purchase of Property and Equipment	-	-
Net Cash From Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from Related Party Notes	13,056	21,994
Net Cash From Financing Activities	13,056	21,994
Net Increase (Decrease) in Cash	(6,139)	7,161
Beginning Cash Balance	9,132	1,971
Ending Cash Balance	$2,993	$9,132

`
Cash Paid During the Year for Interest	-	-
Cash Paid During the Year for Income Taxes	-	-

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