Form 10-Q
period 2010-03-31
YAFARM TECHNOLOGIES, INC.
filed 2010-05-24
CIK 1390329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 21, 2010, there were 10,000,000 shares of common stock, $0.001 par value, issued and outstanding.
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

ITEM 1                      Financial Statements

YAFARM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$2,993	$2,993
Total Current Assets	2,993	2,993

Property and Equipment
Computer equipment	3,308	3,308
Accumulated depreciation	(3,155)	(2,990)
Total Property and Equipment	153	318

Total Assets	$3,146	$3,311

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Liabilities
Current Liabilities
Accrued expenses and other payables	$8,446	$3,238
Related party payable	13,056	13,056
Total Current Liabilities	21,502	16,294

Long Term Liabilities
Related party note payable	73,952	71,830
Total Long Term Liabilities	73,952	71,830

Total Liabilities	95,454	88,124

Stockholders’ Equity (Deficit)
Convertible Preferred Stock -- 1,500,000 shares authorized having a par value of $.001 per share; 0 shares issued and outstanding
Preferred stock -- 10,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued and
outstanding
Common stock -- 100,000,000 shares authorized having a
par value of $.001 per share; 10,000,000 shares issued
and outstanding	10,000	10,000
Additional paid-in capital	26,188	26,188
Retained earnings (deficit)	(128,496)	(121,001)
Total Stockholders’ Equity(Deficit)	(92,308)	(84,813)

Total Liabilities and Stockholders’ Equity	$3,146	$3,311

The accompanying notes are an integral part of these interim financial statements

YAFARM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

Revenues, net of discounts	$-	$-
Operating Expenses	5,373	7,315
Net Income (Loss) from Operations	(5,373)	(7,315)

Other Income (Expense):
Interest expense	(2,122)	(1,614)
Total Other Income (Expense)	(2,122)	(1,614)
Net Income (Loss) before taxes	(7,495)	(8,929)
Provision for Income Taxes (Benefit)	-	-
Net Income (Loss)	$(7,495)	$(8,929)

Income (Loss) Per Share Basic and Fully Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding Basic and Fully Diluted	10,000,000	10,000,000

The accompanying notes are an integral part of these interim financial statements

YAFARM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income (Loss)	$(7,495)	(8,929)
Adjustments to reconcile net income (loss)
to net cash from operating activities:
Depreciation and Amortization	165	165
Increase/(Decrease)-Accrued Expenses	5,208	1,458
Increase/(Decrease)-Related Party Payables	2,122	1,614
Net Cash From Operating Activities	-	(5,692)

Net Increase (Decrease) in Cash	-	(5,692)
Beginning Cash Balance	2,993	9,132
Ending Cash Balance	$2,993	3,440

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for Interest	$-	$-
Cash Paid During the Year for Income Taxes	$-	$-

The accompanying notes are an integral part of these interim financial statements

YAFARM TECHNOLOGIES, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

NOTE A – PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.

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

YAFARM TECHNOLOGIES, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

NOTE C- GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2010, the Company had an accumulated deficit of ($128,496), raising substantial doubt about its ability to continue as a going concern.

Management’s plan to address the Company’s ability to continue as a going concern includes: obtaining additional funding from the sale of the Company’s securities and establishing revenues and seeking a potential merger candidate.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. Should we be unsuccessful, the Company may need to discontinue its operations.

NOTE D Related Party Payable

On February 8, 2008, the Company borrowed $20,000 through the issuance of a Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The proceeds of the Note were used to pay for certain professional costs such as legal, accounting and listing services. On November 1, 2008, the Company signed a $32,252 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia and cash injection made by Columbia. On December 31, 2008, the Company signed a $9,994 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia and cash injection made by Columbia. On May 20, 2009, the Company signed a $13,056.04 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year and the proceeds from the note issuance was deposited into the Company’s bank account. For the quarter ended on March 31, 2010, the Company accrued a total of $2,122 in accrued interest related to the notes payable to Columbia. The balance due to this party, including accrued interest, as of March 31, 2010 was $87,008.

YAFARM TECHNOLOGIES, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

NOTE E – APPROVAL OF PROSPECTIVE REVERSE STOCK SPLIT

On June 13, 2008, the holders of a majority of the issued and outstanding shares of common stock of the Company approved a prospective amendment to the Certificate of Incorporation of the Company to effectuate a 1-for-4 reverse stock split of the issued and outstanding shares of common stock of the Company.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide the Company with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  The Company anticipates effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, the Company filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action.  As of March 31, 2010  no acquisition or merger has occurred and no reverse stock split has been effectuated.

NOTE F – SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2010, Columbia China Capital Group, Inc. extended the due date on or note until December 31, 2010.

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

Overview

We have historically been a web development and web hosting company.  Our wholly-owned subsidiary, YaFarm Group, LLC, offers a broad range of business-class website development and web hosting products and services for small and medium-sized businesses.  Our goal is to help many traditional businesses go online to tap into the market potential offered by the Internet.

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

Prospective Reverse Split

On June 13, 2008, the holders of a majority of our issued and outstanding shares of common stock approved a prospective amendment to our Certificate of Incorporation to effectuate a 1-for-4 reverse stock split of our issued and outstanding shares of common stock.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide us with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  We anticipate effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, we filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action.  As of March 31, 2010, no acquisition or merger has occurred and no reverse stock split has been effectuated.

Series A Convertible Preferred Stock

On June 9, 2008, we amended our Certificate of Incorporation with a Certificate of Designation of the Rights, Preferences, Privileges, and Restrictions, which had not been set forth in the Certificate of Incorporation or in any amendment thereto, of the Series A Convertible Preferred Stock of YaFarm Technologies, Inc.  The Certificate of Designation created a new series of preferred stock, consisting of 1,500,000 shares, each with an original issue price of $3.25 per share.   Each share of Series A Convertible Preferred Stock will automatically convert, without any action on the part of the holder into (i) twenty (20) shares of our common stock, and (ii) three (3) warrants to purchase our common stock, exercisable for a period of five (5) years, at an exercise price of $0.1875 per share, upon the closing of an acquisition of a company by us that (a) has net income of at least $2.4 million for the fiscal year immediately preceding the year of acquisition, and (b) results in our shareholders immediately prior to the closing of the acquisition owning less than 50% of our voting power immediately following the acquisition.  The holders of a majority of the Series A Convertible Preferred Stock may require that we redeem the Series A Convertible Preferred Stock at the original issue price of $3.25 if the acquisition transaction described above does not close on or before the date which is ninety (90) days from the date on which the first share of Series A Convertible Preferred Stock is issued by us.  Each outstanding share of Series A Convertible Preferred Stock is entitled to one (1) vote per share on all matters to which our shareholders are entitled or required to vote.  No shares of Series A Convertible Preferred Stock have been issued as of March 31, 2010.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Introduction

We generated no revenues during the first quarters of 2010 and 2009, while our operating expenses during the first quarter of 2010 were slightly lower as compared to the first quarter of 2009.  As a result, our net loss for the first quarter of 2010 was less than our net loss for the first quarter of 2009.

Revenues and Income (Loss) from Operations

Our revenue, operating expenses and net income (loss) from operations for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, are as follows:

	3 Months Ended March 31, 2010	3 Months Ended March 31, 2009

Revenue	$-	$-
Operating expenses	(5,373)	(7,315)

Net loss from operations	$(5,373)	$(7,315)

We generated no revenues during the three month periods ended March 31, 2010 and 2009.  As a result, we reduced operations, and we had net loss from operations of $5,373 for the three months ended March 31, 2010, as compared to $7,315 for the three months ended March 31, 2009.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2010, we had a net loss of $7,495 and net cash used in operations of $0.  Because we don’t have any revenues, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2010, as compared to December 31, 2009, are as follows:

	March 31,	December 31,
	2010	2009

Cash	$2,993	$2,993
Total current assets	2,993	2,993
Total assets	3,146	3,311
Total current liabilities	21,502	16,294
Total liabilities	95,454	88,124

Cash Requirements

Our cash requirements are expected to remain consistent with our historical needs over the next 12 months.  Our cash is utilized primarily for professional fees associated with operating as a fully reporting public company.

On February 8, 2008, the Company borrowed $20,000 through the issuance of a Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The proceeds of the Note were used to pay for certain professional costs such as legal, accounting and listing services. On November 1, 2008, the Company signed a $32,252 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia and cash injection made by Columbia. On December 31, 2008, the Company signed a $9,994 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia and cash injection made by Columbia. On May 20, 2009, the Company signed a $13,056.04 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company. The Note carries 10% interest per annum for a term of one year and the proceeds from the note issuance was deposited into the Company’s bank account. For the quarter ended on March 31, 2010, the Company accrued a total of $2,122 in accrued interest related to the notes payable to Columbia. The balance due to this party, including accrued interest, as of March 31, 2010 was $87,008.

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

Sources and Uses of Cash

Operations and Financing

During the three months ended March 31, 2010, our net cash from operating activities was $0.  The principal component of the net cash used in operating activities was a net loss of $(7,495), which was offset by an increase in accrued expenses of $5,208 and an increase in related party payables of $2,122.

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

(a)            Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of March 31, 2010, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

(c)           Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness.

(d)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, first quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2                 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three month period ended March 31, 2010.

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

YaFarm Technologies, Inc.

Dated: May 24, 2010	/s/ Zhiguang Zhang
By: Zhiguang Zhang
Its: Chief Executive Officer and Director