Form 10-Q
period 2010-06-30
YAFARM TECHNOLOGIES, INC.
filed 2010-08-17
CIK 1390329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 13, 2010, there were 10,000,000 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1                      Financial Statements

YAFARM TECHNOLOGIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$2,993	$2,993
Total Current Assets	2,993	2,993

Property and Equipment
Computer equipment	3,308	3,308
Accumulated depreciation	(3,308)	(2,990)
Total Property and Equipment	-	318

Total Assets	$2,993	$3,311

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Liabilities
Current Liabilities
Accrued expenses and other payables	$1,942	$3,238
Related party payable	26,800	13,056
Total Current Liabilities	28,742	16,294

Long Term Liabilities
Related party note payable	76,143	71,830
Total Long Term Liabilities	76,143	71,830

Total Liabilities	104,885	88,124

Stockholders’ Equity (Deficit)
Convertible Preferred Stock -- 1,500,000 shares authorized having a par value of $.001 per share; 0 shares issued and outstanding
Preferred stock -- 10,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued and
outstanding
Common stock -- 100,000,000 shares authorized having a
par value of $.001 per share; 10,000,000 shares issued
and outstanding	10,000	10,000
Additional paid-in capital	26,188	26,188
Retained earnings (deficit)	(138,080)	(121,001)
Total Stockholders’ Equity(Deficit)	(101,892)	(84,813)

Total Liabilities and Stockholders’ Equity	$2,993	$3,311
The accompanying notes are an integral part of these interim financial statements

YAFARM TECHNOLOGIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)
	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net of discounts	$-	$-	$-	$-
Operating Expenses	7,447	4,581	12,820	11,896
Net Income (Loss) from Operations	(7,447)	(4,581)	(12,820)	(11,896)
Other Income (Expense):
Interest expense	(2,137)	(1,798)	(4,259)	(3,412)
Total Other Income (Expense)	(2,137)	(1,798)	(4,259)	(3,412)
Net Income (Loss) before taxes	(9,584)	(6,379)	(17,079)	(15,308)
Provision for Income Taxes (Benefit)	-	-	-	-
Net Income (Loss)	$(9,584)	$(6,379)	$(17,079)	$(15,308)

Income (Loss) Per Share Basic and Fully Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding Basic and Fully Diluted	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these interim financial statements

YAFARM TECHNOLOGIES, INC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income (Loss)	$(17,079)	(15,308)
Adjustments to reconcile net income (loss)
to net cash from operating activities:
Depreciation and Amortization	318	331
Increase/(Decrease)-Accrued Expenses	(1,296)	34
Increase/(Decrease)-Accrued Interest	3,860	-
Expenses paid by shareholder	2,137	3,412
Proceeds from related party note payable	12,060	13,056
Net Cash From Operating Activities	-	1,525

Net Increase (Decrease) in Cash	-	1,525
Beginning Cash Balance	2,993	9,132
Ending Cash Balance	$2,993	$10,657

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for Interest	$-	$-
Cash Paid During the Year for Income Taxes	$-	$-

The accompanying notes are an integral part of these interim financial statements

YAFARM TECHNOLOGIES, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

NOTE A – PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the results for the period.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2009.

YaFarm Technologies, Inc. was formed as a corporation under the laws of the State of Delaware on June 16, 2006.  On July 31, 2006, YaFarm Technologies, Inc. acquired YaFarm Group, LLC, a limited liability company formed under the laws of the State of New Jersey on November 13, 2003.  The acquisition was accounted for as a reverse merger.

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.  The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance.  ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company is currently evaluating, but does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance.  The adoption of this standard had no effect on our results of operations or financial position.

In April 2010, the FASB issued ASU 2010-13, “Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.”  ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of this standard will not have an effect on our results of operations or financial position.

YAFARM TECHNOLOGIES, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

From time to time, new accounting pronouncements are issued by FASB that are adopted by us as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our financial statements upon adoption.

NOTE C- GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of June 30, 2010, the Company had an accumulated deficit of ($138,080) and no operations, raising substantial doubt about its ability to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

YAFARM TECHNOLOGIES, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

On May 20, 2009, the Company signed a $13,056 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company.  The Note carries 10% interest per annum for a term of one year and the proceeds from the note issuance were deposited into the Company’s bank account.

On April 30, 2010, the Company signed a $12,060 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company.  The Note carries 10% interest per annum for a term of two years. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia and cash injection made by Columbia.

For the quarter ended on June 30, 2010, the Company accrued a total of $2,137 in accrued interest related to the notes payable to Columbia.  The balance due to this party, including accrued interest, as of June 30, 2010 was $101,205.

NOTE E – APPROVAL OF PROSPECTIVE REVERSE STOCK SPLIT

On June 13, 2008, the holders of a majority of the issued and outstanding shares of common stock of the Company approved a prospective amendment to the Certificate of Incorporation of the Company to effectuate a 1-for-4 reverse stock split of the issued and outstanding shares of common stock of the Company.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide the Company with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  The Company anticipates effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, the Company filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action.  As of June 30, 2010 no acquisition or merger has occurred and no reverse stock split has been effectuated.

NOTE F – SUBSEQUENT EVENTS

There are no subsequent events to be reported.

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

Prospective Reverse Split

On June 13, 2008, the holders of a majority of our issued and outstanding shares of common stock approved a prospective amendment to our Certificate of Incorporation to effectuate a 1-for-4 reverse stock split of our issued and outstanding shares of common stock.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide us with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  We anticipate effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, we filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action.  As of June 30, 2010, no acquisition or merger has occurred and no reverse stock split has been effectuated.

Series A Convertible Preferred Stock

On June 9, 2008, we amended our Certificate of Incorporation with a Certificate of Designation of the Rights, Preferences, Privileges, and Restrictions, which had not been set forth in the Certificate of Incorporation or in any amendment thereto, of the Series A Convertible Preferred Stock of YaFarm Technologies, Inc.  The Certificate of Designation created a new series of preferred stock, consisting of 1,500,000 shares, each with an original issue price of $3.25 per share.   Each share of Series A Convertible Preferred Stock will automatically convert, without any action on the part of the holder into (i) twenty (20) shares of our common stock, and (ii) three (3) warrants to purchase our common stock, exercisable for a period of five (5) years, at an exercise price of $0.1875 per share, upon the closing of an acquisition of a company by us that (a) has net income of at least $2.4 million for the fiscal year immediately preceding the year of acquisition, and (b) results in our shareholders immediately prior to the closing of the acquisition owning less than 50% of our voting power immediately following the acquisition.  The holders of a majority of the Series A Convertible Preferred Stock may require that we redeem the Series A Convertible Preferred Stock at the original issue price of $3.25 if the acquisition transaction described above does not close on or before the date which is ninety (90) days from the date on which the first share of Series A Convertible Preferred Stock is issued by us.  Each outstanding share of Series A Convertible Preferred Stock is entitled to one (1) vote per share on all matters to which our shareholders are entitled or required to vote.  No shares of Series A Convertible Preferred Stock have been issued as of June 30, 2010.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

Introduction

We generated no revenues during the first or second quarters of 2010 and 2009, while our operating expenses during the second quarter of 2010 were higher as compared to the second quarter of 2009.  As a result, our net loss for the second quarter of 2010 was higher than our net loss for the second quarter of 2009.

Revenues and Income (Loss) from Operations

Our revenue, operating expenses and net income (loss) from operations for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009 and March 31, 2010, are as follows:

	3 Months Ended June 30, 2010	3 Months Ended June 30, 2009	3 Months Ended March 31, 2010

Revenue	$-	$-	$-
Operating expenses	7,447	4,581	5,373

Net loss from operations	$(7,447)	$(4,581)	$(5,373)

We generated no revenues during the three month periods ended June 30, 2010 and 2009.  We had net loss from operations of $7,447 for the three months ended June 30, 2010, as compared to $4,581 for the three months ended June 30, 2009.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2010, we had a net loss of $17,079 and net cash used in operations of $12,060.  Because we don’t have any revenues, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2010, as compared to December 31, 2009 and March 31, 2010, are as follows:

	June 30,	December 31,	March 31,
	2010	2009	2010

Cash	$2,993	2,993	$2,993
Total current assets	2,993	2,993	2,993
Total assets	2,993	3,311	3,146
Total current liabilities	28,742	16,294	21,502
Total liabilities	104,885	88,124	95,454

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

On May 20, 2009, the Company signed a $13,056 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company.  The Note carries 10% interest per annum for a term of one year and the proceeds from the note issuance were deposited into the Company’s bank account.

On April 30, 2010, the Company signed a $12,060 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company.  The Note carries 10% interest per annum for a term of two years. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia and cash injection made by Columbia.

For the quarter ended on June 30, 2010, the Company accrued a total of $2,137 in accrued interest related to the notes payable to Columbia.  The balance due to this party, including accrued interest, as of June 30, 2010 was $101,205.

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

Sources and Uses of Cash

Operations and Financing

During the six months ended June 30, 2010, our net cash from operating activities was zero.  The principal component of the net cash used in operating activities was a net loss of $(17,079), which was partially offset by proceeds from related party note payable of $12,060, an increase in accrued interest of $3,860 and an increase in expenses paid by a shareholder of $2,137.

We anticipate that we will continue to operate at a loss until we are able to obtain substantial financing or acquire a profitable business.

Critical Accounting Policies

Our accounting policies are fully described in Note A to our consolidated financial statements within the 10-K/A.

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

(a)            Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of June 30, 2010, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, second quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three month period ended June 30, 2010.

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

YaFarm Technologies, Inc.

Dated: August 13, 2010	/s/ Zhiguang Zhang
By: Zhiguang Zhang
Its: Chief Executive Officer and Director