Form 10-Q
period 2010-09-30
YAFARM TECHNOLOGIES, INC.
filed 2010-11-15
CIK 1390329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No  ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes☐No☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 12, 2010, there were 10,000,000 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1                      Financial Statements

YAFARM TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$2,993	$2,993
Total Current Assets	2,993	2,993

Property and Equipment
Computer equipment	3,308	3,308
Accumulated depreciation	(3,308)	(2,990)
Total Property and Equipment	-	318

Total Assets	$2,993	$3,311

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Liabilities
Current Liabilities
Accrued expenses and other payables	$1,700	$3,238
Related party payable – current portion	27,356	13,056
Total Current Liabilities	29,056	16,294

Long Term Liabilities
Related party note payable	83,727	71,830
Total Long Term Liabilities	83,727	71,830

Total Liabilities	112,783	88,124

Stockholders’ Equity (Deficit)
Convertible Preferred Stock -- 1,500,000 shares authorized having a par value of $.001 per share; 0 shares issued and outstanding
Preferred stock -- 10,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued and
outstanding
Common stock -- 100,000,000 shares authorized having a
par value of $.001 per share; 10,000,000 shares issued
and outstanding	10,000	10,000
Additional paid-in capital	26,188	26,188
Retained earnings (deficit)	(145,978)	(121,001)
Total Stockholders’ Equity (deficit)	(109,790)	(84,813)

Total Liabilities and Stockholders’ Equity (deficit)	$2,993	$3,311

The accompanying notes are an integral part of these unaudited interim condensed financial statements

YAFARM TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net of discounts	$-	$-	$-	$-
Operating Expenses	5,506	3,476	18,326	15,372
Net Income (Loss) from Operations	(5,506)	(3,476)	(18,326)	(15,372)
Other Income (Expense):
Interest expense	(2,392)	(2,026)	(6,651)	(5,438)
Total Other Income (Expense)	(2,392)	(2,026)	(6,651)	(5,438)
Net Income (Loss) before taxes	(7,898)	(5,502)	(24,977)	(20,810)
Provision for Income Taxes (Benefit)	-	-	-	-
Net Income (Loss)	$(7,898)	$(5,502)	$(24,977)	$(20,810)

Income (Loss) Per Share Basic and Fully Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding Basic and Fully Diluted	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited interim condensed financial statements

YAFARM TECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income (Loss)	$(24,977)	(20,810)
Adjustments to reconcile net income (loss)
to net cash from operating activities:
Depreciation and Amortization	318	496
Increase/(Decrease)-Accrued Expenses	(1,538)	(1,505)
Increase/(Decrease)-Accrued Interest	6,651	-
Expenses paid by shareholder	19,546	18,494
Net Cash From Operating Activities	-	(3,325)

Net Increase (Decrease) in Cash	-	(3,325)
Beginning Cash Balance	2,993	9,132
Ending Cash Balance	$2,993	$5,807

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for Interest	$-	$-
Cash Paid During the Year for Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited interim condensed financial statements

YAFARM TECHNOLOGIES, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2010
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
September 30, 2010
(Unaudited)

From time to time, new accounting pronouncements are issued by FASB that are adopted by us as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our financial statements upon adoption.

NOTE C - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2010, the Company had an accumulated deficit of ($145,978) and no operations, raising substantial doubt about its ability to continue as a going concern.

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

NOTE D - RELATED PARTY PAYABLE

During the quarter ended June 30, 2010, the Company borrowed $1,740 from a shareholder to pay for certain professional costs such as legal, accounting and listing services. The notes is non-interest bearing and is due and payable on demand.

On February 8, 2008, the Company borrowed $20,000 through the issuance of a Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company.  The Note carries 10% interest per annum for a term of one year.  On February 7, 2009, the principle balance ($20,000) and accrued interest ($2,000) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years. The proceeds of the Note were used to pay for certain professional costs such as legal, accounting and listing services.  The Company has accrued interest of $3,616 on the new note as of September 30, 2010.

On November 1, 2008, the Company signed a $32,252 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company.  The Note carries 10% interest per annum for a term of one year.  On November 1, 2009, the principle balance ($32,252) and accrued interest ($3,225) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia and cash injection made by Columbia.  The Company has accrued interest of $3,237 on the new note as of September 30, 2010.

YAFARM TECHNOLOGIES, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

On December 31, 2008, the Company signed a $9,994 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company.  The Note carries 10% interest per annum for a term of one year.  On December 31, 2009, the principle balance ($9,994) and accrued interest ($999) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia and cash injection made by Columbia.  The Company has accrued interest of $822 on the new note as of September 30, 2010.

On May 20, 2009, the Company signed a $13,056 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company.  The Note carries 10% interest per annum for a term of one year. On May 20, 2010, the principle balance ($13,056) and accrued interest ($1,306) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years.  The proceeds from the note issuance were deposited into the Company’s bank account.  The Company has accrued interest of $523 on the new note as of September 30, 2010.

On April 30, 2010, the Company signed a $12,060 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company.  The Note carries 10% interest per annum for a term of two years. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia.  The Company has accrued interest of $506 on the note as of September 30, 2010.

On September 30, 2010, the Company signed a $5,747 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company.  The Note carries 10% interest per annum for a term of two years. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia.  The Company has accrued interest of $0 on the note as of September 30, 2010

For the quarter ended on September 30, 2010, the Company accrued an additional $2,392 in accrued interest related to the notes payable to Columbia.  The balance due to this party, including accrued interest, as of September 30, 2010 was $111,083.

NOTE E – APPROVAL OF PROSPECTIVE REVERSE STOCK SPLIT

On June 13, 2008, the holders of a majority of the issued and outstanding shares of common stock of the Company approved a prospective amendment to the Certificate of Incorporation of the Company to effectuate a 1-for-4 reverse stock split of the issued and outstanding shares of common stock of the Company.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide the Company with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  The Company anticipates effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, the Company filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action.  As of September 30, 2010 no acquisition or merger has occurred and no reverse stock split has been effectuated.

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

Prospective Reverse Split

On June 13, 2008, the holders of a majority of our issued and outstanding shares of common stock approved a prospective amendment to our Certificate of Incorporation to effectuate a 1-for-4 reverse stock split of our issued and outstanding shares of common stock.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide us with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  We anticipate effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, we filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action.  As of September 30, 2010, no acquisition or merger has occurred and no reverse stock split has been effectuated.

Series A Convertible Preferred Stock

On June 9, 2008, we amended our Certificate of Incorporation with a Certificate of Designation of the Rights, Preferences, Privileges, and Restrictions, which had not been set forth in the Certificate of Incorporation or in any amendment thereto, of the Series A Convertible Preferred Stock of YaFarm Technologies, Inc.  The Certificate of Designation created a new series of preferred stock, consisting of 1,500,000 shares, each with an original issue price of $3.25 per share.   Each share of Series A Convertible Preferred Stock will automatically convert, without any action on the part of the holder into (i) twenty (20) shares of our common stock, and (ii) three (3) warrants to purchase our common stock, exercisable for a period of five (5) years, at an exercise price of $0.1875 per share, upon the closing of an acquisition of a company by us that (a) has net income of at least $2.4 million for the fiscal year immediately preceding the year of acquisition, and (b) results in our shareholders immediately prior to the closing of the acquisition owning less than 50% of our voting power immediately following the acquisition.  The holders of a majority of the Series A Convertible Preferred Stock may require that we redeem the Series A Convertible Preferred Stock at the original issue price of $3.25 if the acquisition transaction described above does not close on or before the date which is ninety (90) days from the date on which the first share of Series A Convertible Preferred Stock is issued by us.  Each outstanding share of Series A Convertible Preferred Stock is entitled to one (1) vote per share on all matters to which our shareholders are entitled or required to vote.  No shares of Series A Convertible Preferred Stock have been issued as of September 30, 2010.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Introduction

We generated no revenues during the first three quarters of 2010 and 2009, while our operating expenses during the third quarter of 2010 were higher as compared to the third quarter of 2009.  As a result, our net loss for the third quarter of 2010 was higher than our net loss for the third quarter of 2009.

Revenues and Income (Loss) from Operations

Our revenue, operating expenses and net income (loss) from operations for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009 and June 30, 2010, are as follows:

	3 Months Ended September 30, 2010	3 Months Ended September 30, 2009	3 Months Ended June 30, 2010

Revenue	$-	$-	$-
Operating expenses	5,506	3,476	7,447

Net loss from operations	$(5,506)	$(3,476)	$(7,447)

We generated no revenues during the three month periods ended September 30, 2010 and 2009.  We had net loss from operations of $5,506 for the three months ended September 30, 2010, as compared to $3,476 for the three months ended September 30, 2009.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2010, we had a net loss of $24,977 and net cash from operations of $0.  Because we don’t have any revenues, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2010, as compared to December 31, 2009 and June 30, 2010, are as follows:

	September 30,	December 31,	June 30,
	2010	2009	2010

Cash	$2,993	2,993	$2,993
Total current assets	2,993	2,993	2,993
Total assets	2,993	3,311	2,993
Total current liabilities	29,056	16,294	28,742
Total liabilities	112,783	88,124	104,885

Cash Requirements

Our cash requirements are expected to remain consistent with our historical needs over the next 12 months.  Our cash is utilized primarily for professional fees associated with operating as a fully reporting public company.

During the quarter ended June 30, 2010, the Company borrowed $1,740 from a shareholder to pay for certain professional costs such as legal, accounting and listing services. The notes is non-interest bearing and is due and payable on demand.

On February 8, 2008, the Company borrowed $20,000 through the issuance of a Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company.  The Note carries 10% interest per annum for a term of one year.  On February 7, 2009, the principle balance ($20,000) and accrued interest ($2,000) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years. The proceeds of the Note were used to pay for certain professional costs such as legal, accounting and listing services.  The Company has accrued interest of $3,616 on the new note as of September 30, 2010.

On November 1, 2008, the Company signed a $32,252 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company.  The Note carries 10% interest per annum for a term of one year.  On November 1, 2009, the principle balance ($32,252) and accrued interest ($3,225) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia and cash injection made by Columbia.  The Company has accrued interest of $3,237 on the new note as of September 30, 2010.

On December 31, 2008, the Company signed a $9,994 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company.  The Note carries 10% interest per annum for a term of one year.  On December 31, 2009, the principle balance ($9,994) and accrued interest ($999) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia and cash injection made by Columbia.  The Company has accrued interest of $822 on the new note as of September 30, 2010.

On May 20, 2009, the Company signed a $13,056 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company.  The Note carries 10% interest per annum for a term of one year. On May 20, 2010, the principle balance ($13,056) and accrued interest ($1,306) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years.  The proceeds from the note issuance were deposited into the Company’s bank account.  The Company has accrued interest of $523 on the new note as of September 30, 2010.

On April 30, 2010, the Company signed a $12,060 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company.  The Note carries 10% interest per annum for a term of two years. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia.  The Company has accrued interest of $506 on the note as of September 30, 2010.

On September 30, 2010, the Company signed a $5,747 Note to Columbia China Capital Group, Inc., an affiliated party and a shareholder of the Company.  The Note carries 10% interest per annum for a term of two years. The Note was exchanged for related party payables to Columbia China Capital Group as a result of professional fees paid by Columbia.  The Company has accrued interest of $0 on the note as of September 30, 2010.

For the quarter ended on September 30, 2010, the Company accrued an additional $2,392 in accrued interest related to the notes payable to Columbia.  The balance due to this party, including accrued interest, as of September 30, 2010 was $111,083.

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

Sources and Uses of Cash

Operations and Financing

During the nine months ended September 30, 2010, our net cash from operating activities was zero.  The principal component of the net cash used in operating activities was a net loss of $(24,977), which was partially offset by expenses paid by shareholder of $19,546, and an increase in accrued interest of $6,651.

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

(a)            Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of September 30, 2010, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2                 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three month period ended September 30, 2010.

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

YaFarm Technologies, Inc.

Dated: November 12, 2010	/s/ Zhiguang Zhang
By: Zhiguang Zhang
Its: Chief Executive Officer and Director