Form 10-K
period 2010-12-31
YAFARM TECHNOLOGIES, INC.
filed 2011-04-21
CIK 1390329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes    X       No

Aggregate market value of the voting stock held by non-affiliates: $350,000 as based on last reported sales price of such stock.  The voting stock held by non-affiliates on that date consisted of 2,333,330 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes _____     No ______

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of April 11, 2011, there were 10,000,000 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 – BUSINESS

Company Overview

Since its inception, YaFarm Group, LLC has operated as a web development and web hosting company.  We acquired YaFarm Group, LLC to gain entry into the web development and web hosting industry and combine our resources.  YaFarm Group, LLC has not generated any revenue since our fiscal year ended December 31, 2007, and is essentially dormant.  As a result, we are seeking to acquire or merge with an as yet unidentified company or companies

Historical YaFarm Group, LLC Business

YaFarm Group, LLC is a New Jersey-based web development and web hosting company offering a broad range of business-class website development and web hosting products and services for small and medium-sized businesses.  We maintain relationships with various individuals who were part of a web design team consisting of web designers, web developers, IT engineers, and database specialists.  All of our web design team members are independent contractors and we do not compensate them unless we utilize their services.  We are offering one-stop shopping web solutions for small and medium sized companies, including web development, web hosting, web maintenance and business image consulting services.  Our goal is to help many traditional businesses go online to tap into the market potential offered by the Internet.  Our Internet webpage is www.yafarm.com.

Although our web hosting business is essentially dormant, we do still offer our products and services via our Internet website.  Currently, we offer the following web solution packages to small and medium-sized businesses:

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

We relied on referrals to reach potential customers.  We currently do not employ salespersons to sell our products.

Historical YaFarm Group, LLC Strategy

Our strategic objective has been to be a provider of standardized web solution services including web design and hosting products and services to small and medium-sized businesses, which we still consider to be the most profitable segment of the web market.  We intended to profitably serve our target market by achieving scale and efficiency in our operations.  Our target market is large, growing rapidly, and may be served with standardized products and services.  Standardization of products and services permits the use of standardized processes and a higher degree of automation in many areas of operation, including the sales process.  This approach contrasts with that of many competitors that focus on providing labor-intensive, customized solutions to larger enterprises.  By delivering business-class web solutions in a scalable and efficient manner, we believe we can offer better value to our customers, leading to growing market share and profits.

We intended to utilize low-cost independent contractors to be able to offer competitive and affordable web solutions to our small and medium-sized customers.  We do not currently outsource website development or web hosting services because we do not have any active customers.  We planned to raise additional capital in order to set-up a web site development operation.  Currently, we do not have an estimate of how much such operation will cost or whether we can successfully raise the necessary capital to achieve such an objective.

We had originally planned to acquire or set up our own web hosting operation in the future to ensure product quality and consistency. Because of our inability to raise capital, we have postponed this option.  Hosting websites in-house typically involves purchasing hardware which could cost up to $50,000 depending on the size and capacity as well as staff to maintain it, costing approximately $50,000 more per year.  Given the small scale of our operation, we do not currently provide such services in-house.

We still believe the web-hosting market for the small and medium-sized market is very fragmented in the U.S. and offers very attractive consolidation opportunities.  With the addition of our in-house web-hosting capability, we believe that our vertically-integrated operation can offer our customers more-timely and higher-quality services thus leading to higher profitability for our operation.

Our management team is in the process of deciding whether to re-activate our web hosting business, or seek a new business through an acquisition or merger, or both.

Prospective Reverse Split

On June 13, 2008, the holders of a majority of our issued and outstanding shares of common stock approved a prospective amendment to our Certificate of Incorporation to effectuate a 1-for-4 reverse stock split of our issued and outstanding shares of common stock.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide us with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  We anticipate effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, we filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action.  As of December 31, 2010, no acquisition or merger has occurred and no reverse stock split has been effectuated.

Series A Convertible Preferred Stock

On June 9, 2008, we amended our Certificate of Incorporation with a Certificate of Designation of the Rights, Preferences, Privileges, and Restrictions, which had not been set forth in the Certificate of Incorporation or in any amendment thereto, of the Series A Convertible Preferred Stock of YaFarm Technologies, Inc.  The Certificate of Designation created a new series of preferred stock, consisting of 1,500,000 shares, each with an original issue price of $3.25 per share.  Each share of Series A Convertible Preferred Stock will automatically convert, without any action on the part of the holder into (i) twenty (20) shares of our common stock, and (ii) three (3) warrants to purchase our common stock, exercisable for a period of five (5) years, at an exercise price of $0.1875 per share, upon the closing of an acquisition of a company by us that (a) has net income of at least $2.4 million for the fiscal year immediately preceding the year of acquisition, and (b) results in our shareholders immediately prior to the closing of the acquisition owning less than 50% of our voting power immediately following the acquisition.  The holders of a majority of the Series A Convertible Preferred Stock may require that we redeem the Series A Convertible Preferred Stock at the original issue price of $3.25 if the acquisition transaction described above does not close on or before the date which is ninety (90) days from the date on which the first share of Series A Convertible Preferred Stock is issued by us.  Each outstanding share of Series A Convertible Preferred Stock is entitled to one (1) vote per share on all matters to which our shareholders are entitled or required to vote.  No shares of Series A Convertible Preferred Stock have been issued as of December 31, 2010.

The Market

We are currently targeting businesses in almost any market in the U.S..  The size of the total market is difficult to estimate due to the fragmented nature of this industry.  However, we believe the market to service small to medium sized businesses for their online web needs is significant in the local market where we serve as well as the national market due to the proliferation of small businesses in the United States, especially as the United States progresses out of the recent recession.

Distribution Methods

We currently do not rely on third-party salespersons or resellers to distribute our services.  We primarily use referrals to reach our target market.

Competition

The market for web development and web hosting services is extremely competitive.  There are no substantial barriers to entry, and competition has intensified recently and we expect that competition will continue to intensify in the future.  We believe that our ability to compete successfully depends upon a number of factors, including market presence; the capacity, reliability, low latency and security of network infrastructure; technical expertise and functionality, performance and quality of services; customization; ease of access to and navigation of the Internet; the pricing policies of our competitors; the variety of services; the timing of introductions of new services by the Company and our competitors; customer support; our ability to support industry standards; and industry and general economic trends.

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

Employees

We currently employ two individuals, who are our officers and directors.  For the rest of our operations, if any, we intend to use the services of independent contractors.

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

ITEM 2 – PROPERTIES

Our office at 197 Route 18 South, Suite 3000, PMB 4157, East Brunswick, NJ 08816 is shared with another business owned by our management team and is provided to us at no cost.

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

ITEM 4 – (REMOVED AND RESERVED)

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTCQB tier of OTC Markets Group, Inc., under the symbol “YFRM.”  Our common stock did not trade during the years ended December 31, 2010 and 2009.  Our common stock is only expected to trade on a limited or sporadic basis and should not be deemed to constitute an established public trading market.  There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years.  The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended December 31,		Bid Prices
	Period	High	Low

2009	First Quarter	$0	$0
	Second Quarter	$0	$0
	Third Quarter	$0	$0
	Fourth Quarter	$0	$0

2010	First Quarter	$0	$0
	Second Quarter	$0	$0
	Third Quarter	$0	$0
	Fourth Quarter	$0	$0

2011	First Quarter	$0	$0

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

Holders

As of April 11, 2011, there were 10,000,000 shares of our common stock issued and outstanding and held by 51 holders of record.  We believe some of the shares of our common stock are held in “street name” and, therefore, we believe the actual number of shareholders is slightly higher.

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

Recent Issuance of Unregistered Securities

There were no unregistered sales of equity securities by the Company during the three month period ended December 31, 2010.

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

Overview

Our wholly-owned subsidiary, YaFarm Group, LLC, is a dormant web development and hosting company.  It historically offered a limited range of business-class website development and web hosting products and services for small and medium-sized businesses.  Our goal was to help many traditional businesses go online to tap into the market potential offered by the Internet.

We faced many challenges in meeting our goal, and were ultimately unsuccessful.  The market for Internet services is large, but fragmented, and constantly changing.

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

Series A Convertible Preferred Stock

On June 9, 2008, we amended our Certificate of Incorporation with a Certificate of Designation of the Rights, Preferences, Privileges, and Restrictions, which had not been set forth in the Certificate of Incorporation or in any amendment thereto, of the Series A Convertible Preferred Stock of YaFarm Technologies, Inc.  The Certificate of Designation created a new series of preferred stock, consisting of 1,500,000 shares, each with an original issue price of $3.25 per share.  Each share of Series A Convertible Preferred Stock will automatically convert, without any action on the part of the holder into (i) twenty (20) shares of our common stock, and (ii) three (3) warrants to purchase our common stock, exercisable for a period of five (5) years, at an exercise price of $0.1875 per share, upon the closing of an acquisition of a company by us that (a) has net income of at least $2.4 million for the fiscal year immediately preceding the year of acquisition, and (b) results in our shareholders immediately prior to the closing of the acquisition owning less than 50% of our voting power immediately following the acquisition.  The holders of a majority of the Series A Convertible Preferred Stock may require that we redeem the Series A Convertible Preferred Stock at the original issue price of $3.25 if the acquisition transaction described above does not close on or before the date which is ninety (90) days from the date on which the first share of Series A Convertible Preferred Stock is issued by us.  Each outstanding share of Series A Convertible Preferred Stock is entitled to one (1) vote per share on all matters to which our shareholders are entitled or required to vote.  No shares of Series A Convertible Preferred Stock have been issued as of December 31, 2010.

Year ended December 31, 2010 compared to the Year ended December 31, 2009

Results of Operations

Introduction

We generated no revenues in 2010 or 2009, while our operating expenses increase slightly as compared to 2009.  As a result, our net loss for 2010 was larger than our net loss for 2009.

Revenues and Income (Loss) from Operations

Our revenue, operating expenses and net income (loss) from operations for the year ended December 31, 2010 as compared to the year ended December 31, 2009 are as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Percentage Change Increase (Decrease)

Revenue	$-	$-	0%
Operating expenses	23,094	19,435	19%

Net Income (loss) from operations	$23,094	$19,435	19%

We generated no revenues during the years ended December 31, 2010 and 2009.  During the year ended December 31, 2010 as compared to the year ended December 31, 2009, our operating expenses increased by $3,659.  As a result, we had a net loss from operations of $23,094 for the year ended December 31, 2010, as compared to a net loss from operations of $19,435 for the year ended December 31, 2009.

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2010, we had a net loss of $32,576 and cash flow from operations of $(20,962).  Because we had no revenues, any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2010 as compared to December 31, 2009, are as follows:

	December 31,	December 31,
	2010	2009

Cash	$1,051	$2,993
Total current assets	1,051	2,993
Total assets	1,051	3,311
Total current liabilities	86,423	16,294
Total liabilities	118,441	88,124

Cash Requirements

Our cash requirements are expected to remain consistent with our historical needs over the next 12 months.  Our cash is utilized primarily for professional fees associated with operating as a fully reporting public company.

On May 20, 2009, the Company entered into a $13,056 note with Columbia China Capital Group, Inc. (“the Group”), an affiliated party and a shareholder of the Company. The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services.  The Company has accrued interest of $1,306 on the note during the year ended December 31, 2010.  On May 20, 2010, the principle balance of $13,056 and accrued interest of $1,306 on the original note were combined into a new note.  The new note accrues interest at 10% per annum for a term of two years.  The original note was exchanged for related party payables to the Group as a result of professional fees paid by the Group and a cash injection made by the Group.  The Company has accrued interest of $885 on the new note during the year ended December 31, 2010.

On April 30 2010, the Company entered into a $12,060 note with the Group. The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services. The Company has accrued interest of $810 on the note during the year ended December 31, 2010.

On September 30, 2010, the Company entered into a $3,806 note with the Group. The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services. The Company has accrued interest of $96 on the note during the year ended December 31, 2010.

Additionally, during 2010 the Group has advanced funds totaling $5,207 to YaFarm Technologies, Inc. without a formal note agreement. These funds have been accrued as short-term payables and accrued in the financial statements.  Interest has not been imputed on these funds as it is not significant.

Beyond the next 12 months, our cash needs are anticipated to remain relatively constant.  We anticipate fulfilling our cash needs primarily through the sale of our common stock or the issuance of debt securities.  We cannot estimate what our cash needs will be in the future, other than the approximately $25,000 annually we anticipate spending on the cost of being a publicly registered company, and we have not entered into any discussions concerning the sale of our common stock in the future.

Sources and Uses of Cash

Operations, Investing and Financing

During the year ended December 31, 2010, we generated negative cash flow of $20,962.  This was a result of our net loss of $32,576, offset primarily by an increase in accrued interest of $11,192.  We anticipate that we will continue to operate at a loss until we are able to obtain substantial financing or acquire a profitable business.

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

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2010:

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
YaFarm Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of YaFarm Technologies, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YaFarm Technologies, Inc. as of December 31, 2010 and 2009, and the results of operations and cash flow for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company has a working capital deficit and has incurred a loss from operations and negative operating cash flow during the year ended December 31, 2010. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note D. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/Mantyla McReynolds LLC

Mantyla McReynolds LLC
Salt Lake City, Utah
April 21, 2011

YAFARM TECHNOLOGIES, INC.
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009

ASSETS
Current Assets
Cash and cash equivalents	$1,051	$2,993
Total Current Assets	1,051	2,993

Property and Equipment
Fixed Assets	3,308	3,308
Accumulated depreciation	(3,308)	(2,990)
Total Property and Equipment	0	318

Total Assets	$1,051	$3,311

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accrued expenses and other payables	$3,343	$3,238
Related party payable	83,080	13,056
Total Current Liabilities	86,423	16,294

Related party note payable	32,018	71,830
Total Long Term Liabilities	32,018	71,830

Total Liabilities	118,441	88,124

Stockholders' Deficit
Convertible Preferred Stock -- 1,500,000 shares authorized having a par value of $.001 per share; 0 shares issued and outstanding
Preferred stock -- 10,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued and
outstanding
Common stock -- 100,000,000 shares authorized having a
par value of $.001 per share; 10,000,000 shares issued
and outstanding	10,000	10,000
Additional paid-in capital	26,188	26,188
Accumulated deficit	(153,577)	(121,001)
Total Stockholders' Deficit	(117,389)	(84,813)

Total Liabilities and Stockholders' Deficit	$1,051	$3,311

The accompanying notes are an integral part of these consolidated financial statements

YAFARM TECHNOLOGIES, INC.
Consolidated Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2010	2009

Revenues, net of discounts	$-	$-
Operating Expenses	23,094	19,435
Net Loss from Operations	(23,094)	(19,435)
Other Expense:	-	-
Interest expense	(9,482)	(7,263)
Total Other Expense	(9,482)	(7,263)
Net Loss before taxes	(32,576)	(26,698)
Provision for Income Taxes (Benefit)	-	-
Net Loss	$(32,576)	$(26,698)

Loss Per Share Basic and Fully Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding Basic and Fully Diluted	10,000,000	10,000,000

The accompanying notes are an integral part of these consolidated financial statements

YAFARM TECHNOLOGIES, INC.
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2010 and 2009,

	Number of	Common	Additional	Retained	Net
	Common	Stocks	Paid-in	Earnings	Stockholders'
	Stocks		Capital	(Deficit)	Equity
Balance, December 31, 2007	10,000,000	10,000	26,188	(44,127)	(7,939)
Net loss for 2008	-	-	-	(50,176)	(50,176)
Balance, December 31, 2008	10,000,000	10,000	26,188	(94,303)	(58,115)
Net loss for 2009	-	-	-	(26,698)	(26,698)
Balance, December 31, 2009	10,000,000	10,000	26,188	(121,001)	(84,813)
Net loss for 2010	-	-	-	(32,576)	(32,576)
Balance, December 31, 2009	10,000,000	10,000	26,188	(153,577)	(117,389)

The accompanying notes are an integral part of these consolidated financial statements

YAFARM TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2010	2009
Cash Flows From Operating Activities
Net Loss	$(32,576)	$(26,698)
Adjustments to reconcile net loss
to net cash from operating activities:
Depreciation	318	251
(Increase)/Decrease-Receivables	-	-
(Increase)/Decrease-Prepaid Expenses	-	-
(Increase)/Decrease-Deferred Taxes	-	-
Increase/(Decrease)-Accrued Expenses	105	(10)
Increase/(Decrease)-Accrued Interest	11,192	7,262
Expenses paid by Shareholder		-
Net Cash From Operating Activities	(20,962)	(19,195)

Cash Flows From Investing Activities	-	-
Purchase of Property and Equipment	-	-
Net Cash From Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from Related Party Notes	19,020	13,056
Proceeds from Issuance of Common Stock	-	-
Professional Fees related to stock offering	-	-
Net Cash From Financing Activities	19,020	13,056
Net Increase (Decrease) in Cash	(1,942)	(6,139)
Beginning Cash Balance	2,993	9,132
Ending Cash Balance	$1,051	$2,993

`
Cash Paid During the Year for Interest	-	-
Cash Paid During the Year for Income Taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements

YAFARM TECHNOLOGIES, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2010

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

The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. The following summarizes the more significant of such policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, YaFarm Group, LLC. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents are comprised of cash on hand or on deposit in banks and all highly liquid debt instruments purchased with an original maturity of three months or less. The Company had a cash balance of $1,051 as of December 31, 2010.

Income Taxes

The Company was organized as a limited liability company through July 31, 2006 and as a C corporation since July 31, 2006. Income taxes were imposed on the Company’s members prior to July 31, 2006. Since July 31, 2006, the Company has applied the provisions of Financial Accounting Standards Board (FASB), ASC 740 “Income Taxes.” This standard requires an asset and liability approach for financial accounting and reporting of income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions.

Fees for development of web sites are negotiated based on the level of detail and features desired by the customer. Half of the fee is generally billed when the contract is entered. The remaining fee is due upon completion of the customers working web site. There were no unfinished projects in progress as of December 31, 2010. Historically, maintenance work and the associated costs have been minimal. Deposits received prior to the commencement of the projects are recorded as deferred revenues. As of December 31, 2010, deferred revenues were $0.

Impact of New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)–Improving Disclosures about Fair Value Measurements , which requires new disclosures and clarifies existing disclosure requirements related to fair value measurements. The new standard requires additional disclosures related to (i) the amounts of significant transfers between Level 1 and Level 2 fair value measurements and the reasons for the transfers, (ii) the reasons for any transfers in or out of Level 3 measurements, and (iii) the presentation of information in the rollforward of recurring Level 3 measurements about purchases, sales, issuances, and settlements on a gross basis. The new standard was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the gross presentation of purchases, sales, issuances, and settlements in the Level 3 rollforward. Those disclosures, which are not expected to have a material impact on the Company’s financial statements, are effective for fiscal years beginning after December 15, 2010 and will be incorporated into the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2011.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is a SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that a SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Company’s results of operations or financial position.

In April 2010, the FASB issued ASU 2010-13, “Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard will not have an effect on the Company’s results of operations or financial position.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Fixed Assets

Property and equipment are stated at cost. Depreciation is provided using the double-declining balance method over the useful lives of the related assets. See Note C. Expenditures for maintenance and repairs are charged to expense as incurred.

Basic and Diluted Income (Loss) Per Share

Basic and diluted net income (loss) per common share has been calculated by dividing the net income (loss) for the year by the basic and diluted weighted average number of shares outstanding assuming that the capital structure in place subsequent to the reverse merger had occurred as of the beginning of the first period presented. There are no dilutive instruments outstanding as of the balance sheet date. Therefore, basic and diluted weighted average shares are the same for the years ended December 31, 2010 and 2009.

Advertising Costs

All advertising costs are expensed when incurred. The advertising expense for the years ended December 31, 2010 and 2009 was $0 and $0, respectively.

NOTE B ACCOUNTING FOR INCOME TAXES

The provision for income taxes consists of the following:

	12/31/2010	12/31/2009
Provision for Income Taxes
Current Taxes	$-	$-
Deferred Taxes	-	-

Total Provision for Income Taxes	$-	$-

YaFarm Technologies, Inc uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $152,621 at December 31, 2010, and will expire in the years 2026 through 2030.

At December 31, 2010, deferred taxes consisted of the following:

	Current	Noncurrent
Deferred tax assets
Net operating losses	$-	$32,814
Valuation allowance	-	(32,814)
Net deferred tax asset	-	-

Deferred tax liabilities	-	-

Net deferred taxes	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Because of the lack of visibility as to the Company’s earning ability in the near future, the Company has established a valuation allowance for all future deductible net operating loss carry forwards. The valuation allowance has increased $7,004 from $25,810, as of December 31, 2010.

Net operating loss (“NOL”) carryforwards expire according to the following:

Year of NOL	NOL	Expires
2010	$32,576	2030
2009	26,698	2029
2008	50,176	2028
2007	42,196	2027
2006	975	2026

Total	$152,621

A reconciliation between income taxes at statutory tax rates (15%) and the actual income tax provision for continuing operations as of December 31, 2010 and 209 follows:

	12/31/2010	12/31/2009
Expected Provision(Benefit) (based on statutory rate)	$4,886	$(4,005)
Effect of:
State taxes, net of federal benefit	2,118	(1,735)
Permanent Differences		-
Income taxed to members of LLC prior to reverse merger		-
Increase/(decrease) in valuation allowance	7,004	5,740
Total actual provision	$-	$-

The Company adopted the provisions of ASC Topic 740-10-05-6 on January 1, 2007.  As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company continues to incur net operating losses as disclosed above.  Since it is not thought that these net operating loss carry forwards will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.  A reconciliation of our unrecognized tax benefits for 2010 is presented as follows:

Balance as of January 1, 2010	$—
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Reductions for tax positions of prior years	—
Reductions due to expiration of statute of limitations	—
Settlements with taxing authorities	—

Balance as of December 31, 2010	$—

The Company is subject to U.S. federal tax examinations and Delaware State examinations of all tax returns since inception on June 16, 2006.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties.  The Company had no payments of interest and penalties accrued at December 31, 2010 and 2009, respectively.

NOTE C - FIXED ASSETS

As of December 31, 2010, the Company had a balance of fixed assets in the amount of $0. The fixed assets consist of office furniture, computer and photo equipment. Depreciation expense was $318 and $251, for the years ended December 31, 2010 and 2009, respectively.

NOTE D- GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2010, the Company had an accumulated deficit of ($153,577) and had generated no revenues, raising substantial doubt about its ability to continue as a going concern.

Management’s plan to address the Company’s ability to continue as a going concern includes: obtaining additional funding from the sale of the Company’s equity securities and establishing revenues.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. Should we be unsuccessful, the Company may need to discontinue its operations.

NOTE E - RELATED PARTY PAYABLES

On February 8, 2008, the Company borrowed $20,000 through the issuance of a Note to Columbia China Capital Group, Inc. (“the Group”), an affiliated party and a shareholder of the Company. The note accrued interest at 10% per annum for a term of one year. On February 7, 2009, the principle balance ($20,000) and accrued interest ($2,000) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years. The proceeds of the original note were used to pay for certain professional costs such as legal, accounting and listing services. The Company has accrued interest of $4,171on the new note as of December 31, 2010.

On November 1, 2008, the Company entered into a $32,252 note with the Group. The note accrued interest at 10% per annum for a term of one year. On November 1, 2009, the principle balance ($32,252) and accrued interest ($3,225) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years. The original note was exchanged for related party payables to the Group as a result of professional fees paid by the Group and a cash injection made by the Group. The Company has accrued interest of $4,131 on the new note as of December 31, 2010.

On December 31, 2008, the Company entered into a $9,994 note with the Group. The note accrued interest at 10% per annum for a term of one year. On December 31, 2009, the principle balance ($9,994) and accrued interest ($999) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years. The original note was exchanged for related party payables to the Group as a result of professional fees paid by the Group and a cash injection made by the Group. The Company has accrued interest of $1,099 on the new note as of December 31, 2010.

On May 20, 2009, the Company entered into a $13,056 note with the Group. The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services. The Company has accrued interest of $844 on the note during the year ended December 31, 2010. On May 20, 2010, the principle balance $13,056 and accrued interest ($1,306) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years. The original note was exchanged for related party payables to the Group as a result of professional fees paid by the Group and a cash injection made by the Group. The Company has accrued interest of $885 on the new note during the year ended December 31, 2010.

On April 30 2010, the Company entered into a $12,060 note with the Group. The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services. The Company has accrued interest of $810 on the note during the year ended December 31, 2010.

On September 30, 2010, the Company entered into a $3,806 note with the Group. The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services. The Company has accrued interest of $96 on the note during the year ended December 31, 2010.

Additionally, during 2010 the Group has advanced funds totaling $5,207 to YaFarm Technologies, Inc. without a formal note agreement. These funds have been accrued as short-term payables and accrued in the financial statements.  Interest has not been imputed on these funds as it is not significant.

NOTE F – AMENDMENT TO ARTICLES OF INCORPORATION

On June 9, 2008, the Company amended its Certificate of Incorporation with a Certificate of Designation of the Rights, Preferences, Privileges, and Restrictions, which had not been set forth in the Certificate of Incorporation or in any amendment thereto, of the Series A Convertible Preferred Stock of YaFarm Technologies, Inc.  The Certificate of Designation created a new series of preferred stock, consisting of 1,500,000 shares, each with an original issue price of $3.25 per share.   Each share of Series A Convertible Preferred Stock will automatically convert, without any action on the part of the holder into (i) twenty (20) shares of common stock of the Company, and (ii) three (3) warrants to purchase common stock of the Company, exercisable for a period of five (5) years, at an exercise price of $0.1875 per share, upon the closing of an acquisition of a company by the Company that (a) has net income of at least $2.4 million for the fiscal year immediately preceding the year of acquisition, and (b) results in the shareholders of the Company immediately prior to the closing of the acquisition owning less than 50% of the voting power of the Company immediately following the acquisition.  The holders of a majority of the Series A Convertible Preferred Stock may require that the Corporation redeem the Series A Convertible Preferred Stock at the original issue price of $3.25 if the acquisition transaction described above does not close on or before the date which is ninety (90) days from the date on which the first share of Series A Convertible Preferred Stock is issued by the Company.  Each outstanding share of Series A Convertible Preferred Stock is entitled to one (1) vote per share on all matters to which the shareholders of the Company are entitled or required to vote.  No shares of Series A Convertible Preferred Stock have been issued as of December 31, 2010.

NOTE G – APPROVAL OF PROSPECTIVE REVERSE STOCK SPLIT

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

NOTE H – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and has concluded that no recognized or non-recognized subsequent events have occurred since the year ended December 31, 2010.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a)            Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2010, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending December 31, 2010.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

(c)           Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness.

(d)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

Zhiguang Zhang	45	Chief Executive Officer and Director (2006)

Hong Zhao	40	President, Secretary, Chief Financial Officer, and Chairwoman of the Board of Directors (2006)

Zhiguang Zhang, age 45, is our Chief Executive Officer and Director, and has held these positions since July 2006.  Mr. Zhang has held technical and management positions with leading telecom companies such as UTSTARCOM, Niksun Inc, AT&T Labs, Lucent (Bell Labs Research).  He graduated with a PhD in electrical engineering from City College, CUNY in New York.  Mr. Zhang obtained his undergraduate degree from Huazhong University of Science and Technologies, Wuhan, China.

Hong Zhao, age 40, is our President, Secretary, Chief Financial Officer, and Chairwoman of the Board of Directors, and has held these positions since July 2006.  Ms. Zhao is the vice president of Columbia China Capital Group, Inc., a greater-than-10% shareholder of the Company, and a corporate finance firm targeting cross-border merger and acquisitions, public listing and private placement opportunities.  In addition, she is the Chief Executive Officer, Secretary, Chief Financial Officer, and Chairwoman of the Board of Directors of The Fashion Fantasia Company, a New Jersey corporation with a class of securities registered pursuant to section 12 of the Exchange Act.  Ms. Zhao was previously a founding member of Performance-Based.com, a leading New York City based human resources relation service provider.  Ms. Zhao graduated from City College, CUNY with a M.S. in computer science degree.  She obtained her B.S. degree from Tianjin University, Tianjin, China.

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

Board Meetings

During the fiscal year ended December 31, 2010, the Board of Directors did not formally meet and did not take written action.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2010 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Zhiguang Zhang	2010	-	-	-	-	-	-	-	-
Director and CEO	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-

Hong Zhao	2010	-	-	-	-	-	-	-	-
President, Secretary, CFO	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-

Employment Contracts

As of December 31, 2010, there were no employment agreements in place covering any of our executive officers.

Other Compensation

None.

Director Compensation

The following table sets forth director compensation as of December 31, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Zhiguang Zhang	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Hong Zhao	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2010:

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 11, 2011, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

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

(4)
Mark Stewart, the managing member of CH Capital, LLC, exercises voting and/or dispositive power over the securities held by CH Capital, LLC.  In addition, Mark Stewart is a principal of Mark Stewart Securities, Inc., a registered broker-dealer.  CH Capital, LLC is an underwriter, and any profit on the sale of common stock by CH Capital, LLC and any discounts, concessions or commissions received by CH Capital, LLC will be considered underwriting discounts and commissions under the Securities Act of 1933.

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

(c)             On February 8, 2008, the Company borrowed $20,000 through the issuance of a Note to Columbia China Capital Group, Inc. (“the Group”), an affiliated party and a shareholder of the Company. The note accrued interest at 10% per annum for a term of one year. On February 7, 2009, the principle balance ($20,000) and accrued interest ($2,000) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years. The proceeds of the original note were used to pay for certain professional costs such as legal, accounting and listing services. The Company has accrued interest of $4,171 on the new note as of December 31, 2010.

On November 1, 2008, the Company entered into a $32,252 note with the Group. The note accrued interest at 10% per annum for a term of one year. On November 1, 2009, the principle balance ($32,252) and accrued interest ($3,225) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years. The original note was exchanged for related party payables to the Group as a result of professional fees paid by the Group and a cash injection made by the Group. The Company has accrued interest of $4,131 on the new note as of December 31, 2010.

On December 31, 2008, the Company entered into a $9,994 note with the Group. The note accrued interest at 10% per annum for a term of one year. On December 31, 2009, the principle balance ($9,994) and accrued interest ($999) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years. The original note was exchanged for related party payables to the Group as a result of professional fees paid by the Group and a cash injection made by the Group. The Company has accrued interest of $1,099 on the new note as of December 31, 2010.

On May 20, 2009, the Company entered into a $13,056 note with the Group. The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services.  The Company has accrued interest of $1,306 on the note during the year ended December 31, 2010.

On May 20, 2009, the Company entered into a $13,056 note with the Group. The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services.  The Company has accrued interest of $844 on the note during the year ended December 31, 2010.  On May 20, 2010, the principle balance of $13,056 and accrued interest of $1,306 on the original note were combined into a new note.  The new note accrues interest at 10% per annum for a term of two years.  The original note was exchanged for related party payables to the Group as a result of professional fees paid by the Group and a cash injection made by the Group.  The Company has accrued interest of $885 on the new note during the year ended December 31, 2010.

On April 30 2010, the Company entered into a $12,060 note with the Group. The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services. The Company has accrued interest of $810 on the note during the year ended December 31, 2010.

On September 30, 2010, the Company entered into a $3,806 note with the Group. The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services. The Company has accrued interest of $96 on the note during the year ended December 31, 2010.

Additionally, during 2010 the Group has advanced funds totaling $5,207 to YaFarm Technologies, Inc. without a formal note agreement. These funds have been accrued as short-term payables and accrued in the financial statements.  Interest has not been imputed on these funds as it is not significant.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2010 and 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $11,842 and $10,725, respectively.

Audit - Related Fees

The aggregate fees billed in the fiscal year ended December 31, 2010 for professional services rendered by the principal accountant for the review of the financial statements included in our Forms 10-Q for the quarterly periods ended March 31, 2010, June 30, 2010 and September 30, 2010 were included in the audit fees above.

Tax Fees

For the fiscal years ended December 31, 2010 and 2009, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

None.

Of the fees described above for the year ended December 31, 2010, 100% were approved by the entire Board of Directors.

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

YaFarm Technologies, Inc.

Dated: April 21, 2011		/s/ Zhiguang Zhang
	By:	Zhiguang Zhang
	Its:	Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 21, 2011		/s/ Zhiguang Zhang
	By:	Zhiguang Zhang
	Its:	Chief Executive Officer and Director

Dated: April 21, 2011		/s/ Hong Zhao
	By:	Hong Zhao
	Its:	President, Secretary, Chief Financial Officer, and Chairwoman of the Board of Directors