Form 10-Q
period 2011-03-31
YAFARM TECHNOLOGIES, INC.
filed 2011-05-23
CIK 1390329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-54267

YaFarm Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5156305 (I.R.S. Employer Identification No.)
197 Route 18 South Suite 3000, PMB 4157 East Brunswick, NJ (Address of principal executive offices)	08816 (Zip Code)

Registrant’s telephone number, including area code    (732) 658-4280

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes    X          No  .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 18 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   YesNo

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 23, 2011, there were 10,000,000 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1                      Financial Statements

YAFARM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$1,051	$1,051
Total Current Assets	1,051	1,051

Total Assets	$1,051	$1,051

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses and other payables	$2,843	$3,343
Related party payable	84,080	83,080
Related party note payable	34,452	-
Total Current Liabilities	121,375	86,423

Long Term Liabilities
Related party note payable	-	32,018
Total Long Term Liabilities	-	32,018

Total Liabilities	121,375	118,441

Stockholders’ Deficit
Convertible Preferred Stock -- 1,500,000 shares authorized, par value $.001 per share; 0 shares issued and outstanding	-	-

Preferred stock -- 10,000,000 shares authorized, par value $.001 per share; 0 shares issued and outstanding	-	-

Common stock -- 100,000,000 shares authorized, par value $.001 per share; 10,000,000 shares issued and outstanding	10,000	10,000

Additional paid-in capital	26,188	26,188
Accumulated Deficit	(156,512)	(153,577)
Total Stockholders’ Deficit	(120,324)	(117,389)

Total Liabilities and Stockholders’ Deficit	$1,051	$1,051

The accompanying notes are an integral part of these interim financial statements

YAFARM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)

Revenues, net of discounts	$-	$-
Operating Expenses	500	5,373
Net Loss from Operations	(500)	(5,373)

Other Income (Expense):
Interest expense	(2,434)	(2,122)
Total Other Income (Expense)	(2,434)	(2,122)
Net Loss before taxes	(2,934)	(7,495)
Provision for Income Taxes (Benefit)	-	-
Net Loss	$(2,934)	$(7,495)

Loss Per Share Basic and Fully Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding Basic and Fully Diluted	10,000,000	10,000,000

The accompanying notes are an integral part of these interim financial statements

YAFARM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Loss	$(2,934)	$(7,495)
Adjustments to reconcile net loss to net cash from operating activities:

Depreciation and Amortization	-	165
Increase in Accrued Expenses	500	5,208
Increase in Accrued Interest	2,434	-
Increase in Related Party Payables	-	2,122
Net Cash From Operating Activities	-	-

Net Decrease in Cash	-	-
Beginning Cash Balance	1,051	2,993
Ending Cash Balance	$1,051	$2,993

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for Interest	$-	$-
Cash Paid During the Year for Income Taxes	$-	$-

The accompanying notes are an integral part of these interim financial statements

YaFarm Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

NOTE A – PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.

YaFarm Technologies, Inc. was formed as a corporation under the laws of the State of Delaware on June 16, 2006. On July 31, 2006, YaFarm Technologies, Inc. acquired YaFarm Group, LLC, a limited liability company formed under the laws of the State of New Jersey on November 13, 2003. The acquisition was accounted for as a reverse merger.

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued ASU 2010-13, “Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard did not have an effect on the Company’s results of operations or financial position.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

NOTE C- GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2011, the Company had an accumulated deficit of ($156,512) and had generated no revenues, raising substantial doubt about its ability to continue as a going concern.

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

NOTE D Related Party Payable

On February 8, 2008, the Company borrowed $20,000 through the issuance of a Note to Columbia China Capital Group, Inc. (“the Group”), an affiliated party and a shareholder of the Company. The note accrued interest at 10% per annum for a term of one year. On February 7, 2009, the principle balance ($20,000) and accrued interest ($2,000) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years. The proceeds of the original note were used to pay for certain professional costs such as legal, accounting and listing services. The Company has accrued interest of $4,171 and $4,713 on the new note as of December 31, 2010 and the three month period ended March 31, 2011, respectively. The new note is now due, however, no demand for payment has been made by the note holder. The Company intends to negotiate an extension of the term for payment of the new note with the note holder.

YaFarm Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

On November 1, 2008, the Company entered into a $32,252 note with the Group. The note accrued interest at 10% per annum for a term of one year. On November 1, 2009, the principle balance ($32,252) and accrued interest ($3,225) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years. The original note was exchanged for related party payables to the Group as a result of professional fees paid by the Group and a cash injection made by the Group. The Company has accrued interest of $4,131 and $5,006on the new note as of December 31, 2010 and the three month period ended March 31, 2011, respectively. The new note is now due, however, no demand for payment has been made by the note holder. The Company intends to negotiate an extension of the term for payment of the new note with the note holder.

On December 31, 2008, the Company entered into a $9,994 note with the Group. The note accrued interest at 10% per annum for a term of one year. On December 31, 2009, the principle balance ($9,994) and accrued interest ($999) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years. The original note was exchanged for related party payables to the Group as a result of professional fees paid by the Group and a cash injection made by the Group. The Company has accrued interest of $1,099 and $1,370 on the new note as of December 31, 2010 and the three month period ended March 31, 2011, respectively. The new note is now due, however, no demand for payment has been made by the note holder. The Company intends to negotiate an extension of the term for payment of the new note with the note holder.

On May 20, 2009, the Company entered into a $13,056 note with the Group. The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services. The Company has accrued interest of $844 on the note during the year ended December 31, 2010. On May 20, 2010, the principle balance $13,056 and accrued interest ($1,306) on the original note were combined into a new note. The new note accrues interest at 10% per annum for a term of two years. The original note was exchanged for related party payables to the Group as a result of professional fees paid by the Group and a cash injection made by the Group. The Company has accrued interest of $885 and $1,239 on the new note during the year ended December 31, 2010 and the three month period ended March 31, 2011, respectively. The new note is now due, however, no demand for payment has been made by the note holder. The Company intends to negotiate an extension of the term for payment of the new note with the note holder .

On April 30 2010, the Company entered into a $12,060 note with the Group. The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services. The Company has accrued interest of $810 and $1,107 on the note during the year ended December 31, 2010 and the three month period ended March 31, 2011, respectively.

On September 30, 2010, the Company entered into a $3,806 note with the Group. The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services. The Company has accrued interest of $96 and $190 on the note during the year ended December 31, 2010 and the three month period ended March 31,2011, respectively.

Additionally, during 2010 the Group has advanced funds totaling $5,207 to YaFarm Technologies, Inc. without a formal note agreement. These funds have been accrued as short-term payables and accrued in the financial statements.  Interest has not been imputed on these funds as it is not significant.

NOTE E – AMENDMENT TO ARTICLES OF INCORPORATION

On June 9, 2008, the Company amended its Certificate of Incorporation with a Certificate of Designation of the Rights, Preferences, Privileges, and Restrictions, which had not been set forth in the Certificate of Incorporation or in any amendment thereto, of the Series A Convertible Preferred Stock of YaFarm Technologies, Inc.  The Certificate of Designation created a new series of preferred stock, consisting of 1,500,000 shares, each with an original issue price of $3.25 per share.   Each share of Series A Convertible Preferred Stock will automatically convert, without any action on the part of the holder into (i) twenty (20) shares of common stock of the Company, and (ii) three (3) warrants to purchase common stock of the Company, exercisable for a period of five (5) years, at an exercise price of $0.1875 per share, upon the closing of an acquisition of a company by the Company that (a) has net income of at least $2.4 million for the fiscal year immediately preceding the year of acquisition, and (b) results in the shareholders of the Company immediately prior to the closing of the acquisition owning less than 50% of the voting power of the Company immediately following the acquisition.  The holders of a majority of the Series A Convertible Preferred Stock may require that the Corporation redeem the Series A Convertible Preferred Stock at the original issue price of $3.25 if the acquisition transaction described above does not close on or before the date which is ninety (90) days from the date on which the first share of Series A Convertible Preferred Stock is issued by the Company.  Each outstanding share of Series A Convertible Preferred Stock is entitled to one (1) vote per share on all matters to which the shareholders of the Company are entitled or required to vote.  No shares of Series A Convertible Preferred Stock have been issued as of March 31, 2011.

YaFarm Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

NOTE F – APPROVAL OF PROSPECTIVE REVERSE STOCK SPLIT

On June 13, 2008, the holders of a majority of the issued and outstanding shares of common stock of the Company approved a prospective amendment to the Certificate of Incorporation of the Company to effectuate a 1-for-4 reverse stock split of the issued and outstanding shares of common stock of the Company.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide the Company with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  The Company anticipates effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, the Company filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action.  As of March 31, 2011 no acquisition or merger has occurred and no reverse stock split has been effectuated.

NOTE G – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and has concluded that no recognized or non-recognized subsequent events have occurred since the period ended March 31, 2011.

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

Prospective Reverse Split

On June 13, 2008, the holders of a majority of our issued and outstanding shares of common stock approved a prospective amendment to our Certificate of Incorporation to effectuate a 1-for-4 reverse stock split of our issued and outstanding shares of common stock.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide us with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  We anticipate effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, we filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action.  As of March 31, 2011, no acquisition or merger has occurred and no reverse stock split has been effectuated.

Series A Convertible Preferred Stock

On June 9, 2008, we amended our Certificate of Incorporation with a Certificate of Designation of the Rights, Preferences, Privileges, and Restrictions, which had not been set forth in the Certificate of Incorporation or in any amendment thereto, of the Series A Convertible Preferred Stock of YaFarm Technologies, Inc.  The Certificate of Designation created a new series of preferred stock, consisting of 1,500,000 shares, each with an original issue price of $3.25 per share.  Each share of Series A Convertible Preferred Stock will automatically convert, without any action on the part of the holder into (i) twenty (20) shares of our common stock, and (ii) three (3) warrants to purchase our common stock, exercisable for a period of five (5) years, at an exercise price of $0.1875 per share, upon the closing of an acquisition of a company by us that (a) has net income of at least $2.4 million for the fiscal year immediately preceding the year of acquisition, and (b) results in our shareholders immediately prior to the closing of the acquisition owning less than 50% of our voting power immediately following the acquisition.  The holders of a majority of the Series A Convertible Preferred Stock may require that we redeem the Series A Convertible Preferred Stock at the original issue price of $3.25 if the acquisition transaction described above does not close on or before the date which is ninety (90) days from the date on which the first share of Series A Convertible Preferred Stock is issued by us.  Each outstanding share of Series A Convertible Preferred Stock is entitled to one (1) vote per share on all matters to which our shareholders are entitled or required to vote.  No shares of Series A Convertible Preferred Stock have been issued as of March 31, 2011.

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Introduction

We had no revenues for the three month periods ended March 31, 2011 and 2010, while our operating expenses during the reporting period decreased slightly as compared to 2010.

Revenues and Income (Loss) from Operations

Our revenues, costs and expenses, and net loss from operations for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 and December 31, 2010 (the immediately preceding quarter), are as follows:

	3 Months Ended March 31, 2011	3 Months Ended March 31, 2010	3 Months Ended December 31, 2010

Revenue	$-0-	$-0-	$-0-

Operating expenses	$500	$5,373	$16,016

Net Loss	$2,934	$7,495	$16,016

Liquidity and Capital Resources

During the three month period ended March 31, 2011, we had a net loss of $2,934 and no cash flow from operations.  Because we had no revenues, any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.  Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2011 and December 31, 2010, respectively, are as follows:

	(Unaudited) March 31, 2011	December 31, 2010

Cash	$1,051	$1,051
Total Current Assets	1,051	1,051
Total Assets	1,051	1,051
Total Current Liabilities	121,375	86,423
Total Liabilities	$121,375	$118,441

Our current assets, which consists solely of cash and cash equivalents did not change at March 31, 2011 as compared to December 31, 2010, because we did not pay any expenses and accrued all liabilities incurred during the reporting period. However, several promissory notes became due during the reporting period and the related liabilities have now been classified as current. As a result, our current liabilities increased by $34,952 as of March 31, 2011 as compared to December 31, 2010.

Our total liabilities increased by $2,934 as of March 31, 2011 as compared to December 31, 2010, due to the $500 increase in liabilities as described above and $2,434 of accrued interest expenses associated with related party note payables.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash requirements are expected to remain consistent with our historical needs over the next 12 months.  Our cash is utilized primarily for professional fees associated with operating as a fully reporting public company.

On May 20, 2009, the Company entered into a $13,056 note with Columbia China Capital Group, Inc. (“the Group”), an affiliated party and a shareholder of the Company. The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services.  The Company has accrued interest of $1,306 on the note during the year ended December 31, 2010.  On May 20, 2010, the principle balance of $13,056 and accrued interest of $1,306 on the original note were combined into a new note.  The new note accrues interest at 10% per annum for a term of two years.  The original note was exchanged for related party payables to the Group as a result of professional fees paid by the Group and a cash injection made by the Group.  The Company has accrued interest of $885 and $1,239 on the new note for the year ended December 31, 2010 and the three month period ended March 31, 2011, respectively. The note is now due, however, no demand for payment has been made by the note holder. The Company intends to negotiate an extension of the term for payment of the note with the note holder .

On April 30 2010, the Company entered into a $12,060 note with the Group. The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services. The Company has accrued interest of $810 and $1,107 on the note for the year ended December 31, 2010 and the three month period ended March 31, 2011, respectively. The note is now due, however, no demand for payment has been made by the note holder. The Company intends to negotiate an extension of the term for payment of the note with the note holder .

On September 30, 2010, the Company entered into a $3,806 note with the Group. The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services. The Company has accrued interest of $96 and $190 on the note for the year ended December 31, 2010 and the three month period ended March 31, 2011, respectively.

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

Sources and Uses of Cash

Operations, Investing and Financing

For the three month period ended March 31, 2011, our net cash from operating activities was $0.  The principal component of the net cash used in operating activities was a net loss of $(2,934), which was offset by an increase in accrued expenses of $500 and an increase in related party payables of $2,434.  We anticipate that we will continue to operate at a loss until we are able to obtain substantial financing or acquire a profitable business.

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

(a)            Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4(b) below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of March 31, 2011, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending March 31, 2011.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

We are not a party to or otherwise involved in any legal proceedings.

ITEM 1A	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three month period ended March 31, 2011.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	(Removed and Reserved)

ITEM 5	Other Information

None.

ITEM 6	Exhibits

(a)           Exhibits

2.1 (1)	Reorganization and Stock Purchase Agreement dated as of July 31, 2006, between the Company and YaFarm Group, LLC

3.1 (1)	Certificate of Incorporation of YaFarm Technologies, Inc., filed on June 16, 2006

3.2 (1)	Certificate of Amendment of Certificate of Incorporation of YaFarm Technologies, Inc., filed on June 28, 2006

3.3 (1)	Bylaws of YaFarm Technologies, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)           Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on February 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 9134, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YaFarm Technologies, Inc.

Dated: May 23, 2011	/s/ Zhiguang Zhang
By: Zhiguang Zhang
Its: Chief Executive Officer