Form 10-Q
period 2011-06-30
YAFARM TECHNOLOGIES, INC.
filed 2011-08-15
CIK 1390329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 15, 2011, there were 10,000,000 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1	Condensed Consolidated Financial Statements

YAFARM TECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$1,051	$1,051
Total Current Assets	1,051	1,051

Total Assets	$1,051	$1,051

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses and other payables	$15,691	$3,343
Related party payable	89,591	83,080
Related party note payable	36,913	-
Total Current Liabilities	142,195	86,423

Long Term Liabilities
Related party note payable	-	32,018
Total Long Term Liabilities	-	32,018

Total Liabilities	142,195	118,441

Stockholders’ Deficit
Convertible Preferred Stock -- 1,500,000 shares authorized, par value $.001 per share; 0 shares issued and outstanding	-	-

Preferred stock -- 10,000,000 shares authorized, par value $.001 per share; 0 shares issued and outstanding	-	-

Common stock -- 100,000,000 shares authorized, par value $.001 per share; 10,000,000 shares issued and outstanding	10,000	10,000

Additional paid-in capital	26,188	26,188
Accumulated Deficit During the Development Stage	(23,755)	-
Accumulated Deficit	(153,577)	(153,577)
Total Stockholders’ Deficit	(141,144)	(117,389)

Total Liabilities and Stockholders’ Deficit	$1,051	$1,051

The accompanying notes are an integral part of these interim condensed consolidated financial statements

YAFARM TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM JANUARY 1, 2011
 (INCEPTION OF THE DEVELOPEMENT STAGE) TO JUNE 30, 2011
 (Unaudited)

					For the Period
					From Jan 1, 2011
	For the Three	For the Three	For the Six	For the Six	(Inception of the
	Months Ended	Months Ended	Months Ended	Months Ended	Development Stage)
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	to June 30, 2011

Revenues, net of discounts	$-	$-	$-	$-	$-
Operating Expenses	18,360	7,447	18,860	12,820	18,860
Net Loss from Operations	(18,360)	(7,447)	(18,860)	(12,820)	(18,860)
Other Income (Expense):
Interest expense	(2,461)	(2,137)	(4,895)	(4,259)	(4,895)
Total Other Income (Expense)	(2,461)	(2,137)	(4,895)	(4,259)	(4,895)
Net Loss before taxes	(20,821)	(9,584)	(23,755)	(17,079)	(23,755)
Provision for Income Taxes (Benefit)	-	-	-	-	-
Net Loss	$(20,821)	$(9,584)	$(23,755)	$(17,079)	$(23,755)

Loss Per Share Basic and Fully Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding Basic and Fully Diluted	10,000,000	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these interim condensed consolidated financial statements

YAFARM TECHNOLOGIES, INC
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM JANUARY 1, 2011
 (INCEPTION OF THE DEVELOPEMENT STAGE) TO JUNE 30, 2011
(Unaudited)

			For the Period
			From Jan 1, 2011
	For the Six	For the Six	(Inception of the
	Months Ended	Months Ended	(Development Stage)
	June 30, 2011	June 30, 2010	to June 30, 2011
Cash Flows From Operating Activities
Net Loss	$(23,755)	$(17,079)	$(23,755)
Adjustments to reconcile net loss
to net cash from operating activities:
Depreciation and Amortization	-	318	-
Increase (Decrease)-Accrued Expenses	18,860	(1,296)	18,860
Increase (Decrease)-Accrued Interest	4,895	3,860	4,895
Expenses paid by shareholder	-	2,137	-
Proceeds from related party note payable	-	12,060	-
Net Cash From Operating Activities	-	-	-

Net Increase (Decrease) in Cash	-	-	-
Beginning Cash Balance	1,051	2,993	1,051
Ending Cash Balance	$1,051	$2,993	$1,051

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for Interest	$-	$-	$-
Cash Paid During the Year for Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these interim condensed consolidated financial statements

YaFarm Technologies, Inc.
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

NOTE A – PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the results for the period.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

YaFarm Technologies, Inc. was formed as a corporation under the laws of the State of Delaware on June 16, 2006.  On July 31, 2006, YaFarm Technologies, Inc. acquired YaFarm Group, LLC, a limited liability company formed under the laws of the State of New Jersey on November 13, 2003.  The acquisition was accounted for as a reverse merger.

NOTE B – DEVELOPMENT STAGE COMPANY

During the period the Company’s management determined that the Company had become a development stage company as defined by ASC Topic 915, “Development Stage Entities”. All losses accumulated since the inception of the development stage beginning January 1, 2011 (the first day of the Company’s current fiscal year) have been considered as part of the Company’s development stage activities.

NOTE C – NEW ACCOUNTING PRONOUNCEMENTS

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

YaFarm Technologies, Inc.
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

NOTE D – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of June 30, 2011, the Company had an accumulated deficit of ($177,332) and had generated no revenues, raising substantial doubt about its ability to continue as a going concern.

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

NOTE E – Related Party Payable

On February 8, 2008, the Company borrowed $20,000 through the issuance of a Note to Columbia China Capital Group, Inc. (“the Group”), an affiliated party and a shareholder of the Company.  The note accrued interest at 10% per annum for a term of one year.  On February 7, 2009, the principle balance ($20,000) and accrued interest ($2,000) on the original note were combined into a new note.  The new note accrues interest at 10% per annum for a term of two years.  The proceeds of the original note were used to pay for certain professional costs such as legal, accounting and listing services.  The Company has accrued interest of $4,171 and $5,261 on the new note as of December 31, 2010 and the six month period ended June 30, 2011, respectively.  The new note is now due; however, no demand for payment has been made by the note holder.  The Company intends to negotiate an extension of the term for payment of the new note with the note holder.

On November 1, 2008, the Company entered into a $32,252 note with the Group.  The note accrued interest at 10% per annum for a term of one year.  On November 1, 2009, the principle balance ($32,252) and accrued interest ($3,225) on the original note were combined into a new note.  The new note accrues interest at 10% per annum for a term of two years.  The original note was exchanged for related party payables to the Group as a result of professional fees paid by the Group and a cash injection made by the Group.  The Company has accrued interest of $4,131 and $5,891 on the new note as of December 31, 2010 and the six month period ended June 30, 2011, respectively.  The new note is now due, however, no demand for payment has been made by the note holder.  The Company intends to negotiate an extension of the term for payment of the new note with the note holder.

On December 31, 2008, the Company entered into a $9,994 note with the Group.  The note accrued interest at 10% per annum for a term of one year.  On December 31, 2009, the principle balance ($9,994) and accrued interest ($999) on the original note were combined into a new note.  The new note accrues interest at 10% per annum for a term of two years.  The original note was exchanged for related party payables to the Group as a result of professional fees paid by the Group and a cash injection made by the Group.  The Company has accrued interest of $1,099 and $1,644 on the new note as of December 31, 2010 and the six month period ended June 30, 2011, respectively.  The new note is now due, however, no demand for payment has been made by the note holder.  The Company intends to negotiate an extension of the term for payment of the new note with the note holder.

YaFarm Technologies, Inc.
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

On May 20, 2009, the Company entered into a $13,056 note with the Group.  The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services.  The Company has accrued interest of $844 on the note during the year ended December 31, 2010.  On May 20, 2010, the principle balance ($13,056) and accrued interest ($1,306) on the original note were combined into a new note.  The new note accrues interest at 10% per annum for a term of two years. The original note was exchanged for related party payables to the Group as a result of professional fees paid by the Group and a cash injection made by the Group.  The Company has accrued interest of $885 and $1,597 on the new note during the year ended December 31, 2010 and the six month period ended June 30, 2011, respectively.  The new note is now due; however, no demand for payment has been made by the note holder.  The Company intends to negotiate an extension of the term for payment of the new note with the note holder.

On April 30 2010, the Company entered into a $12,060 note with the Group.  The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services.  The Company has accrued interest of $810 and $1,408 on the note during the year ended December 31, 2010 and the six month period ended June 30, 2011, respectively.  The note is now due; however, no demand for payment has been made by the note holder.  The Company intends to negotiate an extension of the term for payment of the new note with the note holder.

On September 30, 2010, the Company entered into a $3,806 note with the Group.  The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services.  The Company has accrued interest of $96 and $285 on the note during the year ended December 31, 2010 and the six month period ended June 30, 2011, respectively.

Additionally, during 2010 the Group has advanced funds totaling $5,207 to YaFarm Technologies, Inc. without a formal note agreement.  These funds have been accrued as short-term payables and accrued in the financial statements.  Interest has not been imputed on these funds as it is not significant.

NOTE F – AMENDMENT TO ARTICLES OF INCORPORATION

On June 9, 2008, the Company amended its Certificate of Incorporation with a Certificate of Designation of the Rights, Preferences, Privileges, and Restrictions, which had not been set forth in the Certificate of Incorporation or in any amendment thereto, of the Series A Convertible Preferred Stock of YaFarm Technologies, Inc.  The Certificate of Designation created a new series of preferred stock, consisting of 1,500,000 shares, each with an original issue price of $3.25 per share.  Each share of Series A Convertible Preferred Stock will automatically convert, without any action on the part of the holder into (i) twenty (20) shares of common stock of the Company, and (ii) three (3) warrants to purchase common stock of the Company, exercisable for a period of five (5) years, at an exercise price of $0.1875 per share, upon the closing of an acquisition of a company by the Company that (a) has net income of at least $2.4 million for the fiscal year immediately preceding the year of acquisition, and (b) results in the shareholders of the Company immediately prior to the closing of the acquisition owning less than 50% of the voting power of the Company immediately following the acquisition.  The holders of a majority of the Series A Convertible Preferred Stock may require that the Corporation redeem the Series A Convertible Preferred Stock at the original issue price of $3.25 if the acquisition transaction described above does not close on or before the date which is ninety (90) days from the date on which the first share of Series A Convertible Preferred Stock is issued by the Company.  Each outstanding share of Series A Convertible Preferred Stock is entitled to one (1) vote per share on all matters to which the shareholders of the Company are entitled or required to vote.  No shares of Series A Convertible Preferred Stock have been issued as of June 30, 2011.

YaFarm Technologies, Inc.
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

NOTE G – APPROVAL OF PROSPECTIVE REVERSE STOCK SPLIT

On June 13, 2008, the holders of a majority of the issued and outstanding shares of common stock of the Company approved a prospective amendment to the Certificate of Incorporation of the Company to effectuate a 1-for-4 reverse stock split of the issued and outstanding shares of common stock of the Company.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide the Company with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  The Company anticipates effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, the Company filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action.  As of June 30, 2011 no acquisition or merger has occurred and no reverse stock split has been effectuated.

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

Overview

Our wholly-owned subsidiary, YaFarm Group, LLC, is a dormant web development and hosting company.  It historically offered a limited range of business-class website development and web hosting products and services for small and medium-sized businesses.  Our goal was to help many traditional businesses go online to tap into the market potential offered by the Internet. During the period the Company’s management determined that the Company has become a development stage company as defined by ASC Topic 915, “Development Stage Entities”. See Footnote B to the Company’s Condensed Consolidated Financial Statements.

We faced many challenges in meeting our goal, and were ultimately unsuccessful.  The market for Internet services is large, but fragmented, and constantly changing.

Prospective Reverse Split

On June 13, 2008, the holders of a majority of our issued and outstanding shares of common stock approved a prospective amendment to our Certificate of Incorporation to effectuate a 1-for-4 reverse stock split of our issued and outstanding shares of common stock.  The purpose of the reverse stock split is to attract additional capital and to reduce the time involved and provide us with flexibility with respect to creating an optimal capital structure to complete an acquisition or merger with a future, as yet unidentified, company or companies.  We anticipate effectuating the reverse stock split shortly before or after the consummation of an acquisition or merger with a future, as yet unidentified, company or companies.  On July 7, 2008, we filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 to inform the Company’s stockholders of the above action.  As of June 30, 2011, no acquisition or merger has occurred and no reverse stock split has been effectuated.

Series A Convertible Preferred Stock

On June 9, 2008, we amended our Certificate of Incorporation with a Certificate of Designation of the Rights, Preferences, Privileges, and Restrictions, which had not been set forth in the Certificate of Incorporation or in any amendment thereto, of the Series A Convertible Preferred Stock of YaFarm Technologies, Inc.  The Certificate of Designation created a new series of preferred stock, consisting of 1,500,000 shares, each with an original issue price of $3.25 per share.  Each share of Series A Convertible Preferred Stock will automatically convert, without any action on the part of the holder into (i) twenty (20) shares of our common stock, and (ii) three (3) warrants to purchase our common stock, exercisable for a period of five (5) years, at an exercise price of $0.1875 per share, upon the closing of an acquisition of a company by us that (a) has net income of at least $2.4 million for the fiscal year immediately preceding the year of acquisition, and (b) results in our shareholders immediately prior to the closing of the acquisition owning less than 50% of our voting power immediately following the acquisition.  The holders of a majority of the Series A Convertible Preferred Stock may require that we redeem the Series A Convertible Preferred Stock at the original issue price of $3.25 if the acquisition transaction described above does not close on or before the date which is ninety (90) days from the date on which the first share of Series A Convertible Preferred Stock is issued by us.  Each outstanding share of Series A Convertible Preferred Stock is entitled to one (1) vote per share on all matters to which our shareholders are entitled or required to vote.  No shares of Series A Convertible Preferred Stock have been issued as of June 30, 2011.

Results of Operations for the Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

Introduction

We had no revenues for the three and six month periods ended June 30, 2011 and 2010, while our operating expenses during the reporting period increased  as compared to 2010, because of an increase in interest and other accrued expenses associated with our financial statement and reporting obligations.

Revenues and Income (Loss) from Operations

Our revenues, costs and expenses, and net loss from operations for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, are as follows:

	3 Months Ended June 30, 2011	3 Months Ended June 30, 2010	6 Months Ended June 30, 2011	6 Months Ended June 3, 2010

Revenue	$-0-	$-0-	$-0-	$-0-

Operating expenses	$18,360	$7,447	$18,860	$12,820

Net Loss	$(18,360)	$(7,447)	$(18,860)	$(12,820)

Liquidity and Capital Resources

During the six month period ended June 30, 2011, we had a net loss of $23,755 and no cash flow from operations.  Because we had no revenues, any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.  Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2011 and December 31, 2010, respectively, are as follows:

	(Unaudited) June 30, 2011	December 31, 2010

Cash	$1,051	$1,051
Total Current Assets	1,051	1,051
Total Assets	1,051	1,051
Total Current Liabilities	142,195	86,423
Total Liabilities	$142,195	$118,441

Our current assets, which consists solely of cash and cash equivalents did not change at June 30, 2011 as compared to December 31, 2010, because we did not pay any expenses and accrued all liabilities incurred during the reporting period.  However, several promissory notes became due during the reporting period and the related liabilities have now been classified as current.  As a result, our current liabilities increased by $55,772 as of June 30, 2011 as compared to December 31, 2010.

Our total liabilities increased by $23,754 as of June 30, 2011 as compared to December 31, 2010, due mainly to additional accrued interest expenses associated with related party note payables and other expenses associated with our financial and reporting obligations.

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

On May 20, 2009, the Company entered into a $13,056 note with Columbia China Capital Group, Inc. (“the Group”), an affiliated party and a shareholder of the Company.  The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services.  The Company has accrued interest of $1,306 on the note during the year ended December 31, 2010.  On May 20, 2010, the principle balance of $13,056 and accrued interest of $1,306 on the original note were combined into a new note.  The new note accrues interest at 10% per annum for a term of two years.  The original note was exchanged for related party payables to the Group as a result of professional fees paid by the Group and a cash injection made by the Group.  The Company has accrued interest of $885 and $1,597 on the new note for the year ended December 31, 2010 and the six month period ended June 30, 2011, respectively.  The note is now due, however, no demand for payment has been made by the note holder.  The Company intends to negotiate an extension of the term for payment of the note with the note holder .

On April 30 2010, the Company entered into a $12,060 note with the Group.  The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services.  The Company has accrued interest of $810 and $1,408 on the note for the year ended December 31, 2010 and the six month period ended June 30, 2011, respectively.  The note is now due, however, no demand for payment has been made by the note holder.  The Company intends to negotiate an extension of the term for payment of the note with the note holder.

On September 30, 2010, the Company entered into a $3,806 note with the Group.  The note accrues interest at 10% per annum for a term of one year, and the proceeds from the note issuance were used to pay for certain professional costs such as legal, accounting and listing services.  The Company has accrued interest of $96 and $285 on the note for the year ended December 31, 2010 and the six month period ended June 30, 2011, respectively.

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

Sources and Uses of Cash

Operations, Investing and Financing

For the six month period ended June 30, 2011, our net cash from operating activities was $0.  The principal component of the net cash used in operating activities was an increase in accrued expenses of $18,860 and an increase in accrued interest of $4,895.  We anticipate that we will continue to operate at a loss until we are able to obtain substantial financing or acquire a profitable business.

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

(a)            Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4(b) below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of June 30, 2011, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending June 30, 2011.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

ITEM 2                 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the six month period ended June 30, 2011.

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

YaFarm Technologies, Inc.

Dated: August 15, 2011	/s/ Zhiguang Zhang
By: Zhiguang Zhang
Its: Chief Executive Officer