Form 10-Q/A
period 2011-06-30
YAFARM TECHNOLOGIES, INC.
filed 2011-09-15
CIK 1390329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-54267

YaFarm Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5156305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

197 Route 18 South	08816
(Zip Code)

(Address of principal executive offices)

Registrant’s telephone number, including area code    (732) 658-4280

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     X    No ___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___     No     X    .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer _____	Accelerated filer _____
Non-accelerated filer _____	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes    X          No ___

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

EXPLANATORY NOTE:

This amendment is being filed to include the required XBRL exhibits for the applicable reporting period.  See Item 6. Exhibits.

ITEM 6                      Exhibits

(a)           Exhibits

2.1 (1)	Reorganization and Stock Purchase Agreement dated as of July 31, 2006, between the Company and YaFarm Group, LLC

3.1 (1)	Certificate of Incorporation of YaFarm Technologies, Inc., filed on June 16, 2006

3.2 (1)	Certificate of Amendment of Certificate of Incorporation of YaFarm Technologies, Inc., filed on June 28, 2006

3.3 (1)	Bylaws of YaFarm Technologies, Inc.

31.1 (2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 (2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1 (2)	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (2)	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation Linkbase

101. DEF	XBRL Taxonomy Extension Definition Linkbase

101. LAB	XBRL Taxonomy Extension Label Linkbase

101. PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on February 16, 2007.
(2)	Incorporated by reference to Form 10-Q for the period ended June 30, 2011, filed with the Commission on August 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 9134, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YaFarm Technologies, Inc.

Dated: September 14, 2011	By:	/s/ Zhiguang Zhang
Zhiguang Zhang

4